Form 10-Q
period 1995-03-31
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1995-05-11
CIK 799320

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 1995

                                    OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________.

Commission file number 33-8230

        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

          FLORIDA                              59-2703685
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)

     3001 EXECUTIVE DRIVE, SUITE 260, CLEARWATER, FL  34622
     (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code   (813) 573-1201

Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered

     NONE                                    NONE

Securities registered pursuant to Section 12(g) of the Act:

                                   NONE
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X       NO

There is no market for the registrant's securities and, therefore, aggregate market value of the holdings of non-affiliates cannot be determined.

                                          Number of Units
     Title of Each Class                 At March 31, 1995

UNITS OF LIMITED PARTNERSHIP                  22,309
INTEREST:  $250.00 PER UNIT
         PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)




                                   INDEX

                                                                Page Number
PART I   FINANCIAL INFORMATION

  Item 1. The Partnership's Financial Statements

          Balance Sheets as of March 31, 1995 and                     3
          December 31, 1994

          Statements of Income for the three months                   4
          ended March 31, 1995 and 1994

          Statements of Changes in Partners' Capital for              5
          the period December 31, 1993 to March 31, 1995

          Statements of Cash Flows for the three months               6
          ended March 31, 1995 and 1994

          Notes to Financial Statements                             7-8

  Item 2. Management's Discussion and Analysis of Financial        9-10
          Condition and Results of Operations

PART II  OTHER INFORMATION                                           10

          Signatures                                                 11
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                              BALANCE SHEETS


                                         March 31,        December 31,
                                           1995              1994
                                        (unaudited)
Assets

Investments in real estate:
   Land                                 $  680,000          $  680,000
   Buildings and furnishings, net of
      accumulated depreciation of
      $1,248,082 and $1,206,358          4,446,890           4,482,884
                                         5,126,890           5,162,884

Cash and cash equivalents                  251,618             428,085
Investment securities                      196,623                   -
Insurance receivable                       135,000             375,000
Other assets                                42,583              42,731
                                        $5,752,714          $6,008,700


Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued expenses
   and other liabilities                $   84,588          $   86,374
Accrued litigation reserve                 135,000             375,000
Tenant security deposits                    27,650              22,810
Mortgages on real estate                 1,332,323           1,349,878
   Total liabilities                     1,579,561           1,834,062

Partners' Capital:

General partner                             19,209              17,283
Limited partners                         4,153,944           4,157,355
   Total partners' capital               4,173,153           4,174,638
                                        $5,752,714          $6,008,700












The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                           STATEMENTS OF INCOME


                                        Three Months Ended March 31,
                                           1995              1994
                                        (unaudited)       (unaudited)

Revenues:

Rental income                           $270,328            $273,887
Interest and other income                  2,951               1,594
                                         273,279             275,481

Expenses:

Rental property operating expenses       140,671             138,441
General and administrative expenses       10,097              11,009
Depreciation                              41,724              40,650
Interest expense                          32,272              33,828

                                         224,764             223,928

   Net income                           $ 48,515            $ 51,553

Net income allocable to:

General partner                         $  2,426            $  2,578

Limited partners                        $ 46,089            $ 48,975

Net income per limited partnership
   unit (based on an average 22,309
   limited partnership units
   each year)                           $   2.07            $   2.20



















The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          FOR THE PERIOD FROM DECEMBER 31, 1993 TO MARCH 31, 1995


                                      Limited        General
                                     Partners        Partner      Combined

Balance at December 31, 1993       $4,171,452      $   10,446    $4,181,898

Distributions ($7.99 per average
   limited partnership unit)       (  178,201)     (    1,800)   (  180,001)

Net income                            164,104           8,637       172,741

Balance at December 31, 1994       $4,157,355      $   17,283    $4,174,638

Distributions ($2.22 per average
   limited partnership unit)       (   49,500)     (      500)   (   50,000)

Net income                             46,089           2,426        48,515

Balance at March 31, 1995          $4,153,944      $   19,209    $4,173,153






























The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                             Three Months Ended March 31,
                                              1995                1994
                                           (unaudited)         (unaudited)

Cash flow from operating
   activities:

Net income                                   $ 48,515            $ 51,553

Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Depreciation                                41,724              40,650
   (Increase) in investment securities       (196,623)                  -
   Decrease in insurance receivable           240,000                   -
   Decrease in other assets                       148              13,569
   (Decrease)in accounts payable
      and accrued expenses                   (  1,786)           (  6,853)
   (Decrease) in accrued litigation reserve  (240,000)                  -
   Increase in tenant security deposits         4,840                 380

      Total adjustments                      (151,697)             47,746

      Net cash (used in) provided by
         operating activities                (103,182)             99,299

Cash flow used in investing activities:

Investments in real estate                   (  5,730)           ( 18,799)

Cash flow used in financing activities:

Principal payments on mortgages              ( 17,555)           ( 16,010)
Distributions to partners                    ( 50,000)           ( 45,000)

   Net cash used in financing
      activities                             ( 67,555)           ( 61,010)

Net(decrease) increase in cash
   and cash equivalents                      (176,467)             19,490
Cash and cash equivalents at
   beginning of period                        428,085             364,547
Cash and cash equivalents at
   end of period                             $251,618            $384,037

Supplemental disclosures
   of cash flow information:

Cash paid during the period for
  interest                                   $ 32,407            $ 33,952

The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS


Note 1 - Partnership Organization and Operations

Pioneer Western Properties Income Fund Limited Partnership (the Partnership), a Florida limited partnership, was formed in August, 1986. On December 30, 1986, the Securities and Exchange Commission declared the Partnership's registration statement, which contemplated the sale of $10 million in limited partner interests, to be effective. In April, 1987 the Partnership reached the minimum of 6,000 units sold and commenced its operations. The offering period ended in October, 1988 with 22,309 units sold and proceeds of $5,567,250. The purpose of the Partnership is to purchase and operate existing income producing residential properties through the year ended December 31, 2036, unless terminated earlier in accordance with provisions of the partnership agreement. On March 19, 1991, Enstar Financial Services, Inc. sold 100% of the outstanding stock of Pioneer Western Properties Corporation (PWPC), the Partnership's Corporate General Partner, to Edgemark Group, Inc. The
Corporate General Partner retained its existing management and is head-quartered in the Clearwater, Florida area.


Note 2 - Summary of Significant Accounting Policies

The Partnership's accounting records are maintained on an accrual basis of accounting in accordance with generally accepted accounting principles.

Profits and losses of the Partnership, other than those attributable to capital items or the disposition of substantially all of the Partnership's property, are allocated 95% to the limited partners and 5% to the general partner. Profits and losses of the partnership attributable to capital items or the disposition of substantially all of the Partnership's property are to be distributed as follows:

(1) to previously allocated tax loss from sale; (2) to limited partners in an amount equal to the excess of cash available for distribution received by them over the taxable income from operations allocated to them; (3) to the limited partners in an amount equal to the excess of the 8% cumulative priority return to which they are entitled over the cash available for distribution received by them; (4) to the general partner in an amount equal to the excess of the cash available for distribution received by them over the taxable income from operations allocated to them; (5) 80% to the limited partners and 20% to the general partner.

Cash available for distribution will be paid 99% to the limited partners and 1% to the general partner until the limited partners have received their 8% annual priority return, and 95% to the limited partners and 5% to the general partner, thereafter.
       PIONEER WESTERN PROPERTEIES INCOME FUND LIMITED PARTNERSHIP
                     (A Florida Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS - CONTINUED


Investments in Real Estate

Apartment buildings and furnishings are stated at cost less accumulated depreciation. The buildings and improvements are depreciated on a straight line basis over a forty year period; the furnishings are depreciated on straight line and 150 percent declining balance methods over a ten year period; and the property improvements are depreciated on a straight line basis over a twenty year period.

Cash and Cash Equivalents

The Partnership considers all short-term highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

No provision has been made for income taxes since the tax effect of the Partnership's activities accrues to the partners.


Note 3 - Commitments and Contingencies

In November 1994, the Partnership received an unfavorable ruling related to litigation surrounding a fire at Creek Ridge Apartments. As of March 31, 1995, the remaining settlement amount totaled $60,000 and has been accrued. The Partnership has also accrued an additional $75,000 for separate pending litigation of the same nature. These amounts will be covered by the Partnership's insurance and, accordingly, an insurance receivable for these amounts has been recorded at March 31, 1995.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Analysis of Financial Condition

The following discussion provides general information regarding the Partnership and operations during the three months ended March 31, 1995 and 1994.

The Partnership's business is to make investments in existing income producing multi-family residential properties in the southeastern United States. The Partnership's objectives are to preserve and protect the Partnership's invested capital, to provide partially tax-deferred distributions of cash from operations on a quarterly basis and to achieve capital appreciation.

As of March 31, 1995, 89% of the Partnership's total assets were invested in the Partnership's real estate portfolio which consisted of Creek Ridge Apartments located in Knoxville, Tennessee; Foxwood Apartments located in Augusta, Georgia; and Pleasant Terrace Apartments located in Knoxville, Tennessee.


Results of Operations

The Partnership produced gross rental income of $270,328 during the three months ended March 31, 1995 compared to gross rental income of $273,887 during the same period of 1994. Related operating and administrative expenses were $150,768 and $149,450 for the three months ended March 31, 1995 and 1994, respectively. Net rental income decreased approximately 4% to $119,560 for the three months ended March 31, 1995 from $124,437 for the same period in 1994.

Depreciation and amortization increased to $41,724 for the three months ended March 31, 1995 from $40,650 for the same period in 1994. Interest expense decreased to $32,272 for the three months ended March 31, 1995 from $33,828 for the same period in 1994 as a result of amortizing principal loan balances.

The Partnership's properties maintained stable occupancy rates during the first three months of 1995 as overall occupancy averaged approximately 93%.

Net income and cash flow used in operations for the three months ended March 31, 1995 were $48,515 and $103,182, respectively, compared with a net income of $51,553 and operating cash flow provided by operations of $99,299 during the same period in 1994.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


Liquidity and Capital Resources

During the three months ended March 31, 1995, the Partnership expended approximately $5,700 for capital improvements. The largest expenditure relates to a storage building at Foxwood Apartments ($1,500). Otherwise, carpets, appliances and air conditioners have been replaced at the Partnership's properties as a part of the ongoing capital replacement program.

Approximately $286,935 of Partnership capital was invested at money market rates and $196,623 at United States Treasury Note rates generating approximately $2,951 in interest income during the current quarter. Such capital is considered adequate by management to fund the Partnership's activities including capital improvements scheduled for the Partnership's properties.


PART II   OTHER INFORMATION

No other information need be reported.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Pioneer Western Properties Income Fund Limited Partnership, a Florida limited partnership (Registrant)

               By: Pioneer Western Properties Corporation
                   ("PWPC"), its Corporate General Partner



May 11, 1995   By:  Rand E. McNeal _______________________________________
                    Rand E. McNeal, President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 11, 1995   By:  Craig D. Caldwell ____________________________________
                    Craig D. Caldwell, Director of PWPC


May 11, 1995   By:  Rand E. McNeal _______________________________________
                    Rand E. McNeal, Principal Executive Officer