Form 10-Q
period 1995-06-30
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1995-09-28
CIK 799320

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 1995

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

                                          Number of Units
     Title of Each Class                 At June 30, 1995

UNITS OF LIMITED PARTNERSHIP                 22,309
INTEREST:  $250.00 PER UNIT

         PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)




                                   INDEX

                                                                Page Number
PART I   FINANCIAL INFORMATION

  Item 1.   The Partnership's Financial Statements

          Balance Sheets as of June 30, 1995 and                    3
          December 31, 1994

          Statements of Income for the six months                   4
          ended June 30, 1995 and 1994

          Statements of Income for the three months                 5
          ended June 30, 1995 and 1994

          Statements of Changes in Partners' Capital for            6
          the period December 31, 1993 to June 30, 1995

          Statements of Cash Flows for the six months               7
          ended June 30, 1995 and 1994

          Notes to Financial Statements                           8-9

  Item 2.   Management's Discussion and Analysis of Financial    10-11
          Condition and Results of Operations

PART II  OTHER INFORMATION                                         11

          Signatures                                               12

         PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                              BALANCE SHEETS


                                         June 30,       December 31,
                                           1995              1994
                                        (unaudited)
Assets

Investments in real estate:
   Land                                 $  680,000          $  680,000
   Buildings and furnishings, net of
      accumulated depreciation of
      $1,289,806 and $1,206,358          4,423,601           4,482,884
                                         5,103,601           5,162,884

Cash and cash equivalents                  289,139             428,085
Investment securities                      197,544                   -
Insurance receivable                       125,000             375,000
Other assets                                50,775              42,731
                                        $5,766,059          $6,008,700


Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued expenses
   and other liabilities                $  130,672          $   86,374
Accrued litigation reserve                 125,000             375,000
Tenant security deposits                    28,450              22,810
Mortgages on real estate                 1,314,359           1,349,878
   Total liabilities                     1,598,481           1,834,062

Partners' Capital:

General partner                             20,930              17,283
Limited partners                         4,146,648           4,157,355
   Total partners' capital               4,167,578           4,174,638
                                        $5,766,059          $6,008,700













The accompanying Notes to Financial Statements are an integral part of these Financial Statements.

         PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                           STATEMENTS OF INCOME


                                          Six Months Ended June 30,
                                           1995              1994
                                        (unaudited)       (unaudited)

Revenues:

Rental income                           $539,671            $555,235
Interest and other income                  7,360               3,369
                                         547,031             558,604

Expenses:

Rental property operating expenses       287,483             274,588
General and administrative expenses       19,029              19,519
Depreciation                              83,448              81,300
Interest expense                          64,131              67,281

                                         454,091             442,688

   Net income                           $ 92,940            $115,916

Net income allocable to:

General partner                         $  4,647            $  5,796

Limited partners                        $ 88,293            $110,120

Net income per limited partnership
   unit (based on an average 22,309
   limited partnership units each year) $   3.96            $   4.94



















The accompanying Notes to Financial Statements are an integral part of these Financial Statements.

         PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                           STATEMENTS OF INCOME


                                        Three Months Ended June 30,
                                           1995              1994
                                        (unaudited)       (unaudited)

Revenues:

Rental income                           $269,343            $281,348
Interest and other income                  4,409               1,775
                                         273,752             283,123

Expenses:

Rental property operating expenses       146,813             136,147
General and administrative expenses        8,932               8,510
Depreciation                              41,724              40,650
Interest expense                          31,859              33,453

                                         229,328             218,760

   Net income                           $ 44,424            $ 64,363

Net income allocable to:

General partner                         $  2,221            $  3,218

Limited partners                        $ 42,203            $ 61,145

Net income per limited partnership
   unit (based on an average 22,309
   limited partnership units each year) $   1.90            $   2.74



















The accompanying Notes to Financial Statements are an integral part of these Financial Statements.

         PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          FOR THE PERIOD FROM DECEMBER 31, 1993 TO JUNE 30, 1995


                                    Limited          General
                                    Partners         Partner     Combined

Balance at December 31, 1993       $4,171,452      $   10,446   $4,181,898

Distributions ($7.99 per average
   limited partnership unit)       (  178,201)     (    1,800)  (  180,001)

Net income                            164,104           8,637      172,741

Balance at December 31, 1994       $4,157,355      $   17,283   $4,174,638

Distributions ($4.44 per average
   limited partnership unit)       (   99,000)     (    1,000)  (  100,000)

Net income                             88,293           4,647       92,940

Balance at June 30, 1995           $4,146,648      $   20,930   $4,167,578






























The accompanying Notes to Financial Statements are an integral part of these Financial Statements.

         PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                             Six Months Ended June 30,
                                               1995              1994
                                            (unaudited)       (unaudited)

Cash flow from operating
   activities:

Net income                                   $ 92,940            $115,916

Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Depreciation                                83,448              81,300
   (Increase) in investment securities       (197,544)                  -
   Decrease in insurance receivable           250,000                   -
   (Increase)in other assets                 (  8,044)           (    369)
   Increase (Decrease)in accounts payable
      and accrued expenses                     44,298            (  1,261)
   (Decrease) in accrued litigation reserve  (250,000)                  -
   Increase in tenant security deposits         5,640                 255

      Total adjustments                      ( 72,202)             79,925

      Net cash provided by
         operating activities                  20,738             195,841

Cash flow used in investing activities:

Investments in real estate                   ( 24,165)           ( 25,103)

Cash flow used in financing activities:

Principal payments on mortgages              ( 35,519)           ( 32,393)
Distributions to partners                    (100,000)           ( 90,000)

   Net cash used in financing
      activities                             (135,519)           (122,393)

Net(decrease) increase in cash
   and cash equivalents                      (138,946)             48,345
Cash and cash equivalents at
   beginning of period                        428,085             364,547
Cash and cash equivalents at
   end of period                             $289,139            $412,892

Supplemental disclosures
   of cash flow information:

Cash paid during the period for
  interest                                   $ 64,405            $ 67,531
The accompanying Notes to Financial Statements are an integral part of these 1Financial Statements.

         PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS


Note 1 - Partnership Organization and Operations

Pioneer Western Properties Income Fund Limited Partnership (the Partnership), a Florida limited partnership, was formed in August, 1986. On December 30, 1986, the Securities and Exchange Commission declared the Partnership's registration statement, which contemplated the sale of $10 million in limited partner interests, to be effective. In April, 1987 the Partnership reached the minimum of 6,000 units sold and commenced its operations. The offering period ended in October, 1988 with 22,309 units sold and proceeds of $5,567,250. The purpose of the Partnership is to purchase and operate existing income producing residential properties through the year ended December 31, 2036, unless terminated earlier in accordance with provisions of the partnership agreement. On March 19, 1991, Enstar Financial Services, Inc. sold 100% of the outstanding stock of Pioneer Western Properties Corporation (PWPC), the Partnership's Corporate General Partner, to Edgemark Group, Inc. The Corporate General Partner retained its existing management and is headquartered in the Clearwater, Florida area.

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

Cash available for distribution will be paid 99% to the limited partners and 1% to the general partner until the limited partners have received their 8% annual priority return, and 95% to the limited partners and 5% to the general partner, thereafter.
          PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                       (A Florida Limited Partnership)

                NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

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

Cash and Cash Equivalents

The Partnership considers all short term highly liquid instruments purchased with maturity of three months or less to be cash equivalents.

Income Taxes

No provision has been made for income taxes since the tax effect of the Partnership's activities accrues to the partners.

Note 3 - Commitments and Contingencies

In November 1994, the Partnership received an unfavorable ruling related to litigation surrounding a fire at Creek Ridge Apartments. As of June 30, 1995, the remaining settlement amount totaled $50,000 and has been accrued. The Partnership has also accrued an additional $75,000 for separate pending litigation of the same nature. These amounts will be covered by the Partnership's insurance and, accordingly, an insurance receivable for these amounts has been recorded at June 30, 1995.

         PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Analysis of Financial Condition

The following discussion provides general information regarding the Partnership and operations during the three months ended June 30, 1995 and 1994.

The Partnership's business is to make investments in existing income producing multi-family residential properties in the southeastern United States. The Partnership's objectives are to preserve and protect the Partnership's invested capital, to provide partially tax-deferred distributions of cash from operations on a quarterly basis and to achieve capital appreciation.

As of June 30, 1995, 89% of the Partnership's total assets were invested in the Partnership's real estate portfolio which consisted of Creek Ridge Apartments located in Knoxville, Tennessee; Foxwood Apartments located in Augusta, Georgia; and Pleasant Terrace Apartments located in Knoxville, Tennessee.


Results of Operations

The Partnership produced gross rental income of $269,343 during the three months ended June 30, 1995 compared to gross rental income of $281,348 during the same period of 1994. Related operating and administrative expenses were $155,745 and $144,657 for the three months ended June 30, 1995 and 1994, respectively. Net rental income decreased approximately 17% to $113,598 for the three months ended June 30, 1995 from $136,691 for the same period in 1994.

Depreciation and amortization increased to $41,724 for the three months ended June 30, 1995 from $40,650 for the same period in 1994. Interest expense decreased to $31,859 for the three months ended June 30, 1995 from $33,453 for the same period in 1994 as a result of amortizing principal loan balances.

The Partnership's properties maintained stable occupancy rates during the three months ended June 30, 1995 as overall occupancy averaged approximately 92%.

Net income and cash flow provided by operations for the six months ended June
30, 1995 were $92,940 and $20,738, respectively, compared with a net income of $115,916 and operating cash flow of $195,841 during the same period in 1994.
         PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


Liquidity and Capital Resources

During the three months ended June 30, 1995, the Partnership expended $16,800 for capital improvements. Approximately $4,900 of expenditures relate to carpets, appliances and air conditioners which have been replaced at the Partnership's properties as a part of the ongoing capital replacement program. The remaining $11,900 of expenditures relate to seal coating the parking lots at Creek Ridge and Pleasant Terrace Apartments.

Approximately $206,447 of Partnership capital was invested at money market rates generating $4,409 in interest income during the current quarter. Such capital is considered adequate by management to fund the Partnership's activities including capital improvements scheduled for the Partnership's properties.

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

               Pioneer Western Properties Income Fund Limited Partnership, a Florida limited partnership (Registrant)

               By: Pioneer Western Properties Corporation
                    ("PWPC"), its Corporate General Partner



August 15, 1995     By:  RAND E. MCNEAL_______________________________________
                    Rand E. McNeal, President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


August 15, 1995     By:  RAND E. MCNEAL________________________________________
                    Rand E. McNeal, Principal Executive Officer


August 15, 1995     By:  CRAIG D. CALDWELL_____________________________________
                    Craig D. Caldwell, Director of PWPC