Form 10-Q
period 1995-09-30
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1995-11-17
CIK 799320

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995

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

                                          Number of Units
     Title of Each Class                 At September 30, 1995

UNITS OF LIMITED PARTNERSHIP                 22,309
INTEREST:  $250.00 PER UNIT
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)




                                   INDEX

                                                                Page Number
PART I   FINANCIAL INFORMATION

  Item 1.   The Partnership's Financial Statements

          Balance Sheets as of September 30, 1995 and                 3
          December 31, 1994

          Statements of Income for the nine months                    4
          ended September 30, 1995 and 1994

          Statements of Income for the three months                   5
          ended September 30, 1995 and 1994

          Statements of Changes in Partners' Capital for              6
          the period December 31, 1993 to September 30, 1995

          Statements of Cash Flows for the nine months                7
          ended September 30, 1995 and 1994

          Notes to Financial Statements                              8-9

  Item 2.   Management's Discussion and Analysis of Financial       10-11
          Condition and Results of Operations

PART II  OTHER INFORMATION                                           11

          Signatures                                                 12
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                              BALANCE SHEETS


                                         September 30,  December 31,
                                           1995              1994
                                        (unaudited)
Assets

Investments in real estate:
   Land                                 $  680,000          $  680,000
   Buildings and furnishings, net of
      accumulated depreciation of
      $1,331,529 and $1,206,357          4,392,815           4,482,884
                                         5,072,815           5,162,884

Cash and cash equivalents                  310,839             428,085
Investment securities                      198,465                   -
Insurance receivable                       125,000             375,000
Other assets                                59,968              42,731
                                        $5,767,087          $6,008,700


Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued expenses
   and other liabilities                $  153,428          $   86,374
Accrued litigation reserve                 125,000             375,000
Tenant security deposits                    32,295              22,810
Mortgages on real estate                 1,295,975           1,349,878
   Total liabilities                     1,606,698           1,834,062

Partners' Capital:

General partner                             22,571              17,283
Limited partners                         4,137,818           4,157,355
   Total partners' capital               4,160,389           4,174,638
                                        $5,767,087          $6,008,700













The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                           STATEMENTS OF INCOME


                                        Nine Months Ended September 30,
                                           1995              1994
                                        (unaudited)       (unaudited)

Revenues:

Rental income                           $806,623            $829,646
Interest and other income                 14,149               5,373
                                         820,772             835,019

Expenses:

Rental property operating expenses       437,600             433,144
General and administrative expenses       26,681              26,408
Depreciation                             125,172             121,950
Interest expense                          95,568             100,349

                                         685,021             681,851

   Net income                           $135,751            $153,168

Net income allocable to:

General partner                         $  6,788            $  7,658

Limited partners                        $128,963            $145,510

Net income per limited partnership
   unit (based on an average 22,309
   limited partnership units each year) $   5.78            $   6.52



















The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                           STATEMENTS OF INCOME


                                        Three Months Ended September 30,
                                           1995              1994
                                        (unaudited)       (unaudited)

Revenues:

Rental income                           $266,952            $274,411
Interest and other income                  6,789               2,004
                                         273,741             276,415

Expenses:

Rental property operating expenses       150,117             158,556
General and administrative expenses        7,652               6,889
Depreciation                              40,650              40,650
Interest expense                          31,437              33,068

                                         229,856             239,163

   Net income                           $ 43,885            $ 37,252

Net income allocable to:

General partner                         $  2,194            $  1,863

Limited partners                        $ 41,691            $ 35,389

Net income per limited partnership
   unit (based on an average 22,309
   limited partnership units each year) $   1.87            $   1.59



















The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        FOR THE PERIOD FROM DECEMBER 31, 1993 TO September 30, 1995


                               Limited       General
                               Partners      Partner     Combined


Balance at December 31, 1993      $4,171,452      $   10,446     $4,181,898

Distributions ($7.99 per average
   limited partnership unit)      (  178,201)     (    1,800)    (  180,001)

Net income                           164,104           8,637        172,741

Balance at December 31, 1994      $4,157,355      $   17,283     $4,174,638

Distributions ($6.66 per average
   limited partnership unit)      (  148,500)     (    1,500)    (  150,000)

Net income                           128,963           6,788        135,751

Balance at September 30, 1995     $4,137,818      $   22,571     $4,160,389





























The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                        Nine Months Ended September 30,
                                           1995              1994
                                        (unaudited)       (unaudited)

Cash flow from operating
   activities:

Net income                                   $135,751            $153,168

Adjustments to reconcile net income
   to net cash provided by operating
   activities:

   Depreciation                               125,172             121,950
   (Increase) in investment securities       (198,465)                  -
   Decrease in insurance receivable           250,000                   -
   (Increase) in other assets                ( 17,237)           ( 24,158)
   Increase in accounts payable, accrued
      expenses and other liabilities           67,054              39,204
   (Decrease) in accrued litigation reserve  (250,000)                  -
   Increase (decrease) in tenant
      security deposits                         9,485               1,884

      Total adjustments                      ( 13,991)            138,880

      Net cash provided by
         operating activities                 121,760             292,048

Cash flow used in investing activities:

Investments in real estate                   ( 35,103)           ( 37,210)

Cash flow used in financing activities:

Principal payments on mortgages              ( 53,903)           ( 49,158)
Distributions to partners                    (150,000)           (135,000)

   Net cash used in financing
      activities                             (203,903)           (184,158)

Net (decrease) increase in cash
   and cash equivalents                      (117,246)             70,680
Cash and cash equivalents at
   beginning of period                        428,085             364,547
Cash and cash equivalents at
   end of period                             $310,839            $435,227

Supplemental disclosures
   of cash flow information:
Cash paid during the period for
  interest                                   $ 95,984            $100,728

The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS


Note 1 - Partnership Organization and Operations

Pioneer Western Properties Income Fund Limited Partnership (the Partnership), a Florida limited partnership, was formed in August 1986. On December 30, 1986, the Securities and Exchange Commission declared the Partnership's registration statement, which contemplated the sale of $10 million in limited partner interests, to be effective. In April 1987 the Partnership reached the minimum of 6,000 units sold and commenced its operations. The offering period ended in October 1988 with 22,309 units sold and proceeds of $5,567,250. The purpose of the Partnership is to purchase and operate existing income producing residential properties through the year ended December 31, 2036, unless terminated earlier in accordance with provisions of the partnership agreement. On March 19, 1991, Enstar Financial Services, Inc. sold 100% of the outstanding stock of Pioneer Western Properties Corporation (PWPC), the Partnership's Corporate General Partner, to Edgemark Group, Inc. The Corporate General Partner retained its existing management and is headquartered in the Clearwater, Florida area.

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

Note 3 - Commitments and Contingencies

In November 1994, the Partnership received an unfavorable ruling related to litigation surrounding a fire at Creek Ridge Apartments. As of September 30, 1995, the remaining settlement amount totaled $50,000 and has been accrued. The Partnership has also accrued an additional $75,000 for separate pending litigation of the same nature. These amounts will be covered by the Partnership's insurance and, accordingly, an insurance receivable for these amounts has been recorded at September 30, 1995.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Analysis of Financial Condition

The following discussion provides general information regarding the Partnership and operations during the three months ended September 30, 1995 and 1994.

The Partnership's business is to make investments in existing income producing multi-family residential properties in the southeastern United States. The Partnership's objectives are to preserve and protect the Partnership's invested capital, to provide partially tax-deferred distributions of cash from operations on a quarterly basis and to achieve capital appreciation.

As of September 30, 1995, 88% of the Partnership's total assets were invested in the Partnership's real estate portfolio which consisted of Creek Ridge Apartments located in Knoxville, Tennessee; Foxwood Apartments located in Augusta, Georgia; and Pleasant Terrace Apartments located in Knoxville, Tennessee.


Results of Operations

The Partnership produced gross rental income of $266,952 during the three months ended September 30, 1995 compared to gross rental income of $274,411 during the same period of 1994. Related operating and administrative expenses were $157,769 and $165,445 for the three months ended September 30, 1995 and 1994, respectively. Net rental income increased approximately .2% to $109,183 for the three months ended September 30, 1995 from $108,966 for the same period in 1994.

Depreciation and amortization remained $40,650 for the three months ended September 30, 1995, unchanged from the same period in 1994. Interest expense decreased to $31,437 for the three months ended September 30, 1995 from $33,068 for the same period in 1994 as a result of amortizing principal loan balances.

Creek Ridge and Pleasant Terrace Apartments maintained average occupancy of approximately 95% during the three months ended September 30, 1995. Foxwood Apartments maintained average occupancy of approximately 85% during the same period.

Net income and cash flow provided by operations for the nine months ended September 30, 1995 were $135,751 and $121,760, respectively, compared with a net income of $153,168 and operating cash flow of $292,048 during the same period in 1994.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


Liquidity and Capital Resources

During the three months ended September 30, 1995, the Partnership expended approximately $11,000 for capital improvements. One roof was replaced at Pleasant Terrace Apartments for $2,500. Other expenditures relate to carpets, appliances and air conditioners which have been replaced at the Partnership's properties as a part of the ongoing capital replacement program.

Approximately $416,660 of Partnership capital was invested at U.S. treastury note and money market rates generating $6,789 in interest income during the current quarter. Such capital is considered adequate by management to fund the Partnership's activities including capital improvements scheduled for the Partnership's properties.




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

               Pioneer Western Properties Income Fund Limited Partnership, a Florida limited partnership (Registrant)

               By:  Pioneer Western Properties Corporation
                    ("PWPC"), its Corporate General Partner



November 15, 1995    By: RAND E. MCNEAL________________________________________
                     Rand E. McNeal, President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


November 15, 1995    By: RAND E. MCNEAL________________________________________
                     Rand E. McNeal, Principal Executive Officer


November 15, 1995    By: CRAIG D. CALDWELL_____________________________________
                     Craig D. Caldwell, Director of PWPC