Form 10-K
period 1995-12-31
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1996-04-01
CIK 799320

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-K

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995
                                OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________ to _______________.

Commission file number 33-8230

    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
      (Exact name of registrant as specified in its charter)

          FLORIDA                            59-2703685
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)          Identification No.)

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

There is no market for the registrant's securities and, therefore, aggregate market value of the holdings of non-affiliates cannot be determined.
                                           Number of Units
     Title of Each Class                At December 31, 1995
UNITS OF LIMITED PARTNERSHIP                   22,309
INTEREST:  $250.00 PER UNIT

There are no documents incorporated by reference herein.  Exhibit
Index is on page 12 of this report.
                              PART I


ITEM 1.  BUSINESS

General

Pioneer Western Properties Income Fund Limited Partnership (the "Partnership") was formed pursuant to the Uniform Limited Partnership Law of the State of Florida on August 14, 1986. The Partnership currently owns three apartment complexes ("Properties")--Creek Ridge Apartments in Knoxville, Tennessee; Foxwood Apartments in Augusta, Georgia; and Pleasant Terrace Apartments in Knoxville, Tennessee. The Partnership does not intend to acquire any additional properties.

The Partnership was formed in connection with the Pioneer Western Properties Income Fund Limited Partnership, under Registration Number 33-8230, declared effective by the Securities and Exchange Commission on December 30, 1986. Commencing December 30, 1986, the Partnership offered up to 40,000 Units of Limited Partnership Interests at $250 per Unit, with a minimum purchase price of 12 Units ($3,000) or 8 Units ($2,000) for an Individual Retirement Account. The Partnership commenced operations on April 7, 1987 when the initial $1,586,250 was released from escrow and 130 investors were admitted as Limited Partners. The Partnership continued to raise funds from investors through the public offering of its Units until October 7, 1988 when 22,309 Units had been sold with an aggregate purchase price of $5,567,250. Investors were admitted as Limited Partners upon acceptance of their subscriptions by the Corporate General Partner. Limited Partners are not required to make any additional capital contributions.

The Corporate General Partner is Pioneer Western Properties Corporation ("PWPC"). The Individual General Partner was Joseph A. Barringer until he assigned his interest in the Partnership to PWPC effective January 13, 1989. The executive offices of the Corporate General Partner and the Partnership are located at 3001 Executive Drive, Suite 260, Clearwater, Florida, 34622 and their telephone number is (813) 573-1201. For further discussion regarding the sale of the Corporate General Partner, see Item 13, "Certain Relationships and Related Transactions", on page 11.

Current Operations

The overall average occupancy for the Partnership's three Properties for 1995 was approximately 93%. Rental increases were implemented at all of the Partnership's properties in 1995. Property operating expenses increased during 1995 primarily due to increased contract labor costs. Significant capital improvements during 1995 included seal coating and striping the parking lots at Creek Ridge and Pleasant Terrace Apartments at a cost of $11,900, roof replacements at Pleasant Terrace at a cost of $2,500 and construction of a storage building at Foxwood Apartments at a cost of $1,550. Carpets and appliances were replaced on a routine basis as necessary at all properties throughout 1995.

Competition and Markets

In operating the Properties, the Partnership has competition from numerous other apartments in the respective areas. The Creek Ridge Apartments and the Pleasant Terrace Apartments are located 1.1 miles from each other in the western area of Knoxville, Tennessee, and compete with approximately 12 apartment complexes in the
surrounding marketplace.   As of March 1996, occupancy in the
surveyed apartment complexes averaged 95%. The Foxwood Apartments in the southwest area of Augusta, Georgia, competes with four apartment complexes. Occupancy in the competing complexes averaged 76% as of March 1996. This information was summarized from a report on competition dated March 1996 prepared by on-site staff. There can be no assurance that the underlying data supporting the report has not substantially changed since this information was obtained in March 1996. Refer to Item 2 for occupancy information on the Properties.

Changes in Tax Laws

The effect of operations of the Partnership on the limited partners is significantly affected by the federal income tax laws, particularly the provisions of the Internal Revenue Code of 1986, as amended. The Tax Reform Act of 1986 made significant changes in Federal taxation, including changes in individual tax rates, depreciation, capital gains treatment, limitation on passive losses and the elimination of investment tax credit.

The federal tax laws are constantly subject to change by Congress and the interpretations of the Code may be modified or affected by judicial decisions or by the Treasury Department in its regulations and rules. Any such changes may have an impact on the Partnership.

Management and Employees

The Partnership has no employees. On-site property management services during 1995 were provided by Edgemark Management Corporation (Edgemark), an affiliate of the Corporate General Partner, PWPC. On-site representatives were employed by Edgemark and the Partnership reimbursed Edgemark for the direct payroll cost of these employees. Edgemark employed approximately eight individuals in connection with the operations of the Partnership's Properties. Partnership management services are provided by the Corporate General Partner. PWPC has four employees. Effective January 1, 1996, the General Partner engaged LEDIC Management Group, Inc. as the primary property management company for the Partnership's properties.
Industry Segments and Foreign Operations

The Partnership is engaged in only one line of business in one industry segment as described above. The Partnership does not have any foreign operations.

ITEM 2.  PROPERTIES

As of December 31, 1995, the Partnership owned three apartment complexes (referred to herein collectively as the "Partnership
Properties"):

1. Creek Ridge Apartments, Knoxville, Tennessee, is a 95-unit garden apartment complex that was acquired by the Partnership on March 31, 1987.

2. Foxwood Apartments, Augusta, Georgia, is a garden apartment complex containing 104 apartments that was acquired by the Partnership on October 1, 1987.

3.   Pleasant Terrace Apartments, Knoxville, Tennessee, is a
     64-unit apartment complex that was acquired by the Partnership on May 1, 1988.


CREEK RIDGE APARTMENTS, KNOXVILLE, TENNESSEE

General

The Creek Ridge Apartments complex was acquired by the Partnership on March 31, 1987 and consists of 95 garden apartment units situated on approximately 9.9 acres in Knox County, Tennessee. The Creek Ridge property was constructed in 1973. As of March 22, 1996, the Creek Ridge Apartments were approximately 98% occupied.

The following description of the units includes size and current monthly rental rates as of March 22, 1996.

                                                   Advertised
                         Net Rentable    Number      Monthly
Unit Type                Area (S.F.)    of Units       Rent

One Bed/One Bath              750          24          $360
Two Bed/One Bath              889          20           430
Two Bed/One Bath w/WDC        889          32           430
Two Bed/One Bath w/WDC
   & Balcony                  889          16           430
Three Bed/Two Bath          1,100           2           515
Three Bed/One Bath          1,350           1           Mgr.
The Creek Ridge property consists of five two-story buildings. The development features a classical architectural design with brick veneer construction. Additional architectural features include wooden balconies for upper level units and concrete patios for lower level units. Adequate parking spaces are provided. Monthly rentals for existing residents range between $340 and $495 and lease on a 6 or 12 month basis, renewable upon mutual agreement. The amenities at the complex include laundry facilities, a swimming pool and a tennis court. Each apartment unit includes a range and oven, refrigerator, dishwasher, disposal and wall-to-wall carpeting. Forty-eight percent of the units contain central heating and air conditioning, while radiant ceiling heat complemented by through-the-wall air conditioning is utilized in all other units.

Occupancy and Rental Rates for the Past Five Years

The average occupancy rates for Creek Ridge Apartments for each of the past five years were as follows: 1995, 95%; 1994, 96%; 1993, 96%; 1992, 97%; and 1991, 96%.

The average effective monthly rental amount per square foot for each of the past five years was as follows: 1995, $.48; 1994, $.45; 1993, $.43; 1992, $.40; and 1991, $.40.

FOXWOOD APARTMENTS, AUGUSTA, GEORGIA

General

Foxwood Apartments, acquired by the Partnership on October 1, 1987, consists of 104 garden apartment units situated on approximately
8.55 acres in Richmond County, Georgia. The Foxwood Property was constructed in 1972 and, as of March 22, 1996, was 83% occupied.

A description of the units, including size and current monthly rental rates as of March 22, 1996, is as follows:

                                                   Advertised
                         Net Rentable    Number      Monthly
Unit Type                Area (S.F.)    of Units       Rent

One Bed/One Bath              884          24          $375
Two Bed/One Bath              994          80           425

The Foxwood Apartments consists of 13 two-story buildings each containing eight garden-type units. There is an additional building which contains a coin operated laundromat, the resident manager's office and maintenance storage area. The buildings are of frame construction with brick exterior. The roofs are a flat mansard design. Each unit has a sliding glass door which opens onto a patio or balcony. Monthly rentals of existing tenants range between $345 and $410 and lease on a 6 or 12 month basis, renewable by mutual agreement. The amenities include a swimming pool and a lighted tennis court. Each apartment unit is fully carpeted except for vinyl flooring in the kitchen and ceramic tile in the bathroom. The units also include dishwashers, disposals, frost-free refrigerators, ranges and hoods. Adequate parking spaces are provided.

Occupancy and Rental Rates for the Past Five Years

The average occupancy rates for Foxwood Apartments for each of the past five years were as follows: 1995, 89%; 1994, 89%; 1993, 92%;
1992, 94%; and 1991, 92%.

The average effective annual rental amount per square foot for each of the past five years was as follows: 1995, $.42; 1994, $.42;
1993, $.41; 1992, $.38; and 1991, $.38.

PLEASANT TERRACE APARTMENTS, KNOXVILLE, TENNESSEE

General

On May 1, 1988, the Partnership purchased the Pleasant Terrace Apartments from the Corporate General Partner for approximately $1,187,000 in cash, representing the Corporate General Partner's cost basis of the property. Pleasant Terrace Apartments consists of 64 rental units situated on approximately 5.62 acres in Knox County, Tennessee. The Pleasant Terrace property was constructed in 1973 and, as of March 22, 1996, was approximately 92% occupied.

A description of the units, including size and current monthly rental rates as of March 22, 1996, is as follows:

                                                     Advertised
                         Net Rentable    Number        Monthly
Unit Type                Area (S.F.)    of Units        Rent

One Bed/One Bath Garden         575        24          $325
Two Bed/One Bath Garden         750        32           400
Three Bed/One Bath Garden     1,200         1           650
Duplexes                    620-740         6           245
House                         2,088         1           450

The Pleasant Terrace property consists of six two-story buildings, three duplexes, containing a total of six rental units, and one free-standing house. The development features include concrete patios for lower level units. Adequate parking spaces are provided. Monthly rentals of existing tenants range between $225 and $650 and lease on a 6 or 12 month basis, renewable upon mutual agreement. The amenities at the complex include swimming pool, laundry facilities and cable TV availability. Each apartment unit includes a range and oven, refrigerator, disposal and wall-to-wall carpeting.
Occupancy and Rental Rates For the Past Five Years

The average occupancy rates for Pleasant Terrace Apartments for
each of the past five years were as follows:   1995, 96%; 1994,
93%; 1993, 96%; 1992, 97%; and 1991, 96%.

The average effective monthly rental amount per square foot for each of the past five years was as follows: 1995, $.49; 1994, $.47; 1993, $.43; 1992, $.42; and 1991, $.42.

ITEM 3.  LEGAL PROCEEDINGS

In November 1994, the Partnership received an unfavorable ruling from the Circuit Court for Knox County, Tennessee, Case No. 2-598-90, in the class action brought by former and present tenants of Creek Ridge Apartments against the Partnership, PWPC, Evans Realty, Inc. (former property manager) and Joseph Dixon. The action was filed on July 31, 1990 in Knox County, Tennessee. The plaintiffs were seeking damages of $6 million for damages they allege they suffered resulting from a fire which destroyed one of the Creek Ridge Apartments' buildings on August 11, 1989. The court awarded $300,000 to the plaintiffs. As of December 31, 1995, the remaining settlement amount totaled $50,000 and has been accrued. The Partnership has also accrued an additional $75,000 for separate pending litigation of the same nature. These amounts will be covered by the Partnership's insurance and, accordingly, an insurance receivable for these amounts has been recorded at December 31, 1995.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995 by means of a proxy solicitation or otherwise.


                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

There is presently no public market for the Limited Partnership interests in the Partnership, and it is not anticipated that any public market will develop. As of December 31, 1995, there were 561 Limited Partners in the Partnership.
ITEM 6.   SELECTED FINANCIAL DATA

The following is an unaudited schedule of selected financial data for the Partnership for the fiscal years ended December 31, 1995, 1994, 1993, 1992 and 1991. The information below should be read in conjunction with the financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 in this Form 10-K.

Operating Results

                                Years Ended
               1995       1994       1993       1992       1991


Revenues,
  net      $1,100,606 $1,113,346 $1,090,522 $1,022,442 $  996,745

Net income
  (1)         154,309    172,741    162,182    128,047     77,178

Net income per
  Limited
  Partnership
  unit (2)       6.57       7.36       6.91       5.45       3.29

Distributions
  per limited
  partnership
  unit (2)       8.88       7.99       7.10       7.10       8.45

Net cash provided
  by operating
  activities  343,896    375,760    344,152    260,885    259,953

Financial Condition

Total
  assets    5,655,659  6,008,700  5,692,718  5,746,548  5,844,040

Mortgage notes
  payable  $1,277,164 $1,349,878 $1,416,191 $1,476,668 $1,531,824

(1) A reconciliation of these amounts to the federal taxable income for the year ended December 31, 1995 is included in
     Note 5 of Notes to Financial Statements.

(2) Per unit share data based upon the weighted average of Limited Partnership units outstanding for the years ended December 31,
          1995, 1994, 1993, 1992 and 1991.
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Partnership's objectives are to preserve and protect the Partnership's invested capital, to provide partially tax-deferred distributions of cash from operations on a quarterly basis and to achieve capital appreciation. The Partnership raised a total of $5,567,250 in 1987 and 1988 which was invested in three Properties (after deduction of sales commissions, certain fees and a working capital reserve). The Partnership does not intend to acquire any additional properties.

Results of Operations

The Partnership's net income decreased to $154,309 for the year ended December 31, 1995 from $172,741 for the year ended December 31, 1994. This decrease in net income is primarily due to a decrease in rental income and a smaller increase in rental property operating expenses. The Partnership owned and operated all three of its Properties for a full 12 month period in 1995, 1994 and 1993.

Income from operations of the Partnership's Properties before depreciation, debt service and interest income was $440,485, $470,193 and $456,757 in 1995, 1994 and 1993, respectively. The
Partnership generated interest and other income of $16,196, $7,336 and $12,487 in 1995, 1994 and 1993, respectively. The Corporate General Partner continued to administer a refurbishment program during 1995 in order to keep the Partnership's Properties competitive within their respective rental markets.

Liquidity and Capital Resources

During 1995, the Partnership spent approximately $73,000 on the reduction of its debt and approximately $48,000 on capital improvements. At December 31, 1995, the Partnership had cash and cash equivalents of approximately $252,000. The Partnership had a net decrease in cash and cash equivalents of $176,273 since December 31, 1994, resulting mainly from the purchase of United States Treasury Notes for approximately $200,000. During 1996, it is anticipated that the Partnership will spend approximately $50,000 on capital improvements at the Partnership's Properties.

The Corporate General Partner believes that liquid assets available are adequate to meet future liquidity and capital expenditure requirements. Future cash distributions will depend on factors such as cash generated from operations, refinancing, property sales, debt repayment and capital improvements. Cash distributions of $200,001, $180,001 and $159,998 were paid during 1995, 1994 and
1993, respectively, and $50,000 was paid in the first quarter of fiscal 1996 for fourth quarter 1995 operations.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Item 14(a) of this report on Form 10-K. The selected quarterly financial data and all other schedules are omitted because they are not applicable.

                             PART III


ITEM 9.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership and, therefore, does not have any officers or directors. All management functions of the Partnership are performed by the Corporate General Partner. As of March 22, 1996, the following persons were serving as officers, directors or key employees of PWPC:

     Name           Age            Title

Craig D. Caldwell   46   Director and Vice President
Rand E. McNeal      43   Director, President and
                         Chief Executive Officer

Craig D. Caldwell, served as Vice President of Westland Insurance Brokers, a California corporation and a regional commercial insurance agency until February 1991. Mr. Caldwell also previously served as Vice President of Fund Administration for the Consolidated Capital Companies until August 1983, which was at that time the nation's largest real estate syndicator on a new capital raised basis. He was also Assistant Treasurer of Consolidated
Capital Special Trust and Consolidated Capital Income Trust, which at that time were the two largest publicly traded real estate investment trusts on a capital raised basis involved in mortgage lending. Also, Mr. Caldwell was a tax manager at Price Waterhouse, Certified Public Accountants and while working there for six years, he specialized in real estate tax matters. Mr. Caldwell has successfully converted a number of San Francisco apartment buildings to condominiums and is currently licensed as an insurance broker, a real estate broker and a securities registered representative. Mr. Caldwell graduated from UCLA with a bachelor's degree in economics and a masters degree in business administration in 1971 and 1972, respectively. In 1976, he also graduated from USC with a masters degree in business taxation. Mr. Caldwell presently owns fifty percent of the outstanding stock of Edgemark
Group, Inc., the parent company  of PWPC.
Rand E. McNeal, served as Vice President of PWPC from July 1985 until
May 20, 1988 when he was elected President and Chief Executive Officer, and served as a Director of PWPC from July 1985 until July 1989 and was reappointed a director in March 1991. Since May 1988, Mr. McNeal has also served as Vice President of Pioneer Western Corporation and has held various director and officer positions with affiliates of PWPC. Mr. McNeal is a Certified Public Accountant, a licensed real estate broker, a licensed mortgage broker and formerly served as the Chief Financial Officer of Trusty-Baldasare, a Florida-based real estate developer, from December 1980 until he joined PWPC in 1985. Mr. McNeal was employed by Price Waterhouse, Certified Public Accountants, from
1974 to 1979. Mr. McNeal presently owns fifty percent of the outstanding stock of Edgemark Group, Inc., the parent company of PWPC.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership is a limited partnership and, therefore, has no officers or directors. Thus, the Partnership pays no executive compensation. None of the officers or directors of the Corporate General Partner received any remuneration from the Partnership in 1995. As the Managing General Partner, the Corporate General Partner is entitled to receive a share in revenues, to be compensated for services provided on a competitive basis and to be reimbursed for certain direct expenses and certain general and administrative expenses. (See Item 13, "Certain Relationships and Related Transactions", below.)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL INTEREST OWNERS
          AND MANAGEMENT

No Limited Partner owns 5% or more of the outstanding Units. Neither the Corporate General Partner nor the former Individual General Partner directly owns any Limited Partnership interests. However, the President of the Corporate General Partner owns 13.043 units of Limited Partnership interest as of December 31, 1995, which represented less than 1% of the units outstanding on such date. The Corporate General Partner is not aware of any arrangements other than those disclosed herein which may at a subsequent date result in a change of control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As its share of Partnership distributions, the Corporate General Partner received cash distributions totaling $2,000 and management fees totaling $10,844 from the Partnership during the fiscal year ended December 31, 1995. No director or officer of either General Partner, nor any associate of any of them, was indebted to the Partnership at any time during the year ended December 31, 1995. The Corporate General Partner was a wholly-owned subsidiary of Enstar Financial Services, Inc. On March 19, 1991, Enstar Financial Services, Inc. sold 100% of the outstanding stock of Pioneer Western Properties Corporation, the Partnership's Corporate General Partner, to Edgemark Group, Inc. The Corporate General Partner retained its existing management.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 10-K

   THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

                                                   Page Reference
(a)(1)The Partnership's Financial Statements

     Report of Independent Certified Public Accountants        F2
     on the Financial Statements as of and for the years ended December 31, 1995, 1994 and 1993

     Balance Sheets at December 31, 1995 and 1994              F3

     Statements of Income for the years                        F4
     ended December 31, 1995, 1994 and 1993

     Statements of Changes in Partners' Capital for            F5
     the years ended December 31, 1995, 1994 and 1993

     Statements of Cash Flows for the years ended           F6-F7
     December 31, 1995, 1994 and 1993

     Notes to Financial Statements                         F8-F13

(a)(2)Schedules

     All schedules and other financial statements have been omitted because they are not required or because the information is presented in the financial statements or related notes

(a)(3)The following is a list of the Exhibits required to be filed by Item 601 of Regulation S-K

     3.1  Second Amended and Restated Certificate of Limited
          Partnership (incorporated by reference from Form 10-K filed for the fiscal year ended December 31, 1989)

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

     Pioneer Western Properties Income Fund Limited Partnership, a Florida limited partnership (Registrant)

     By:  Pioneer Western Properties Corporation
          ("PWPC"), its Corporate General Partner



April 1, 1996  By:  Rand E. McNeal_______________________________
                    Rand E. McNeal, President and C.E.O.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 1, 1996  By:  Craig D. Caldwell____________________________
                    Craig D. Caldwell, Director of PWPC


April 1, 1996  By:  Rand E. McNeal_______________________________
                    Rand E. McNeal, Principal Executive Officer


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT BY
REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

As of the date of the filing of this report on Form 10-K, no annual report or proxy material has been sent to security holders. No proxy material is anticipated to be sent to security holders.













                    PIONEER WESTERN PROPERTIES
                 INCOME FUND LIMITED PARTNERSHIP

                       Financial Statements

                        December 31, 1995






        Report of Independent Certified Public Accountants




To the Partners of
Pioneer Western Properties
Income Fund Limited Partnership


In our opinion, the accompanying balance sheets and the related statements of income, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Pioneer Western Properties Income Fund Limited Partnership at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentaion. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Tampa, Florida
February 2, 1996
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                              BALANCE SHEETS


                                                     December 31,
                                                1995           1994

Assets

Investments in real estate:
   Land                                      $  680,000     $  680,000
   Buildings and furnishings, net of
      accumulated depreciation of
      $1,382,155 and $1,206,358               4,355,153      4,482,884
                                              5,035,153      5,162,884

Cash and cash equivalents                       251,812        428,085
Investment securities                           199,386              -
Insurance receivable                            125,000        375,000
Other assets                                     44,308         42,731
                                             $5,655,659     $6,008,700


Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued expenses
   and other liabilities                     $   88,879     $   86,374
Accrued litigation reserve                      125,000        375,000
Tenant security deposits                         35,670         22,810
Mortgages on real estate                      1,277,164      1,349,878
   Total liabilities                          1,526,713      1,834,062

Commitments and contingencies (Note 6)

Partners' Capital:

General partners                                 22,998         17,283
Limited partners                              4,105,948      4,157,355
   Total partners' capital                    4,128,946      4,174,638
                                             $5,655,659     $6,008,700





The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                           STATEMENTS OF INCOME


                                           Year Ended December 31,
                                      1995           1994           1993

Revenues:

Rental income, net of bad debts    $1,084,410     $1,106,010     $1,078,035
Interest and other income              16,196          7,336         12,487
                                    1,100,606      1,113,346      1,090,522

Expenses:

Rental property operating expenses    608,613        601,947        585,064
General and administrative
   expenses                            35,312         33,870         36,214
Depreciation and amortization         175,799        171,764        168,157
Interest expense                      126,573        133,024        138,905

                                      946,297        940,605        928,340

   Net income                      $  154,309     $  172,741     $  162,182

Net income allocable to:

General partners                   $    7,715     $    8,637     $    8,109

Limited partners                   $  146,594     $  164,104     $  154,073

Net income per limited partnership
   unit (based on an average
   22,309 limited partnership
   units each year)                $     6.57     $     7.36     $     6.91












The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                    Limited         General
                                    Partners        Partners       Combined


Balance at December 31, 1992       $4,175,777     $    3,937     $4,179,714

Distributions ($7.10 per average
   limited partnership unit)       (  158,398)    (    1,600)    (  159,998)

Net income                            154,073          8,109        162,182

Balance at December 31, 1993       $4,171,452     $   10,446     $4,181,898

Distributions ($7.99 per average
   limited partnership unit)       (  178,201)    (    1,800)    (  180,001)

Net income                            164,104          8,637        172,741

Balance at December 31, 1994       $4,157,355     $   17,283     $4,174,638

Distributions ($8.88 per average
   limited partnership unit)       (  198,001)    (    2,000)    (  200,001)

Net income                            146,594          7,715        154,309

Balance at December 31, 1995       $4,105,948     $   22,998     $4,128,946















The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                         STATEMENTS OF CASH FLOWS


                                              Year Ended December 31,

                                          1995         1994        1993
Cash flow from operating
  activities:

Net income                              $154,309     $172,741    $162,182

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

  Loss on disposal of asset                    -          991           -
  Depreciation and amortization          175,799      171,764     168,157
  Decrease (increase) in insurance
    receivable                           250,000     (375,000)          -
  (Increase) decrease in other assets   (  1,577)      15,709       9,350
  Increase in accounts payable
    and accrued expenses                   2,505       12,818       8,979
  (Decrease)increase in accrued
    litigation reserve                  (250,000)     375,000           -
  Increase (decrease) in tenants
    security deposits                     12,860        1,737    (  4,516)

    Total adjustments                    189,587      203,019     181,970

    Net cash provided by
      operating activities               343,896      375,760     344,152

Cash flows (used in) provided by
  investing activities:
Investments in real estate              ( 48,068)    ( 66,609)   ( 74,839)
Purchase of investment securities       (199,386)           -           -
Proceeds from disposal of asset                -          701           -

  Net cash used in investing
    activities                          (247,454)    ( 65,908)   ( 74,839)


                         (continued on next page)

        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                  STATEMENTS OF CASH FLOWS  -- continued


                                              Year Ended December 31,

                                          1995         1994        1993

Cash flows used in financing activities:
Principal payments of mortgages         ( 72,714)    ( 66,313)   ( 60,477)
Distributions to partners               (200,001)    (180,001)   (159,998)

  Net cash used in financing
    activities                          (272,715)    (246,314)   (220,475)

Net (decrease) increase in cash
  and cash equivalents                  (176,273)      63,538      48,838
Cash and cash equivalents at
  beginning of year                      428,085      364,547     315,709
Cash and cash equivalents at
  end of year                           $251,812     $428,085    $364,547

Supplemental disclosures
  of cash flow information:
Cash paid during the year for
  interest                              $127,134     $133,535    $139,371





















The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS


Note 1 - Partnership Organization and Operations

Pioneer Western Properties Income Fund Limited Partnership (the Partnership), a Florida limited partnership, was formed in August 1986. The purpose of the Partnership is to purchase and operate existing income producing residential properties through the year ended December 31, 2036, unless terminated earlier in accordance with provisions of the partnership agreement. Prior to January 1989, the General Partners were Pioneer Western Properties Corporation (PWPC), the Corporate General Partner, and Joseph A. Barringer, the Individual General Partner. Mr. Barringer withdrew as the Individual General Partner in January 1989 and assigned his general partner interest to PWPC. On March 19, 1991, Enstar Financial Services, Inc. sold 100% of the outstanding stock of Pioneer Western Properties Corporation, the Partnership's Corporate General Partner, to Edgemark Group, Inc. (formerly Edgemark, Inc.).

On December 30, 1986, the Securities and Exchange Commission declared the Partnership's registration statement, which contemplated the sale of $10 million in limited partner interests, to be effective. In April 1987, the Partnership reached the minimum of 6,000 units sold and commenced its operations. The offering period ended in October 1988 with 22,309 units sold and proceeds of $5,567,250.

Effective January 1, 1996, the General Partner engaged LEDIC Management Group, Inc. as the primary property management company for the Partnership's properties. LEDIC will receive 4% of monthly gross receipts for its management services.


Note 2 - Summary of Significant Accounting Policies

The Partnership's accounting records are maintained on an accrual basis of accounting in accordance with generally accepted accounting principles.

Profits and losses of the Partnership, other than those attributable to capital items or the disposition of substantially all of the Partnership's property, are allocated 95% to the limited partners and 5% to the general partners.  Profits and losses of the Partnership attributable to capital items or the disposition of substantially all of the Partnership's property are to be distributed as follows:  (1) to previously allocated tax loss from sale; (2) to limited partners in an amount equal to the excess of cash available for distribution received by them over the taxable income from operations allocated to them; (3) to the limited partners in an amount equal to the excess of the 8% cumulative priority return to which they are entitled over the cash available for distribution received by them;  (4)to the general
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                 NOTES TO FINANCIAL STATEMENTS - CONTINUED


partners in an amount equal to the excess of the cash available for distribution received by them over the taxable income from operations allocated to them; (5) 80% to the limited partners and 20% to the general partners.

Cash available for distribution will be paid 99% to the limited partners and 1% to the general partners until the limited partners have received their 8% annual priority return, and 95% to the limited partners and 5% to the general partners, thereafter.

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

Cash and Cash Equivalents

The Partnership considers all short term highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Other Assets

The Partnership's other assets are comprised of the following:

                                                   December 31,
                                               1995            1994
Accounts receivable                          $      -       $  5,227
Interest receivable                             3,450              -
Rent receivables                               15,121         12,654
Escrow deposits                                18,801         18,040
Prepaid insurance                               6,747          6,810
Deferred loan cost                                189              -
                                             $ 44,308       $ 42,731

Uncollectible rent receivables of $57,346 and $35,161 were written off against rental income in 1995 and 1994, respectively.

Syndication Costs

Syndication and offering costs were charged against limited partners equity at inception of the Partnership.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                 NOTES TO FINANCIAL STATEMENTS - CONTINUED


Fair Value of Financial Instruments

During 1995, the Partnership implemented Statement of Financial Accounting Standard #107, Disclosures About the Fair Value of Financial Instruments. The carrying value of accounts other than mortgages on real estate approximate their fair market values due to the short-term maturities of those instruments. The fair value of the mortgages on real estate were estimated by discounting the future cash flows using rates currently available for mortgages of similar terms and maturities. At December 31, 1995, the mortgages on real estate had a carrying value of $1,277,164 and a fair value of $1,312,061.

Investments

Investments are comprised of United States Treasury Notes yielding 4.63% and maturing February 1996. The investments are considered to be held-to-maturity due to their nature and are carried at amortized cost.


Note 3 - Real Estate and Accumulated Depreciation


                            Gross Amount at Which Carried
                                   at December 31, 1995

                                Buildings and Related         Accumulated
Description                 Land  Personal Property   Total   Depreciation

Creek Ridge Apartments
   Knoxville, Tennessee   $ 230,000   $1,929,474   $2,159,474   $  489,879

Foxwood Apartments
   Augusta, Georgia         315,000    2,603,095    2,918,095      613,242

Pleasant Terrace Apartments
   Knoxville, Tennessee     135,000    1,204,739    1,339,739      279,034

   Total                  $ 680,000   $5,737,308   $6,417,308   $1,382,155



The aggregate cost of the real estate and related accumulated depreciation for federal income tax purposes at December 31, 1995 is $6,417,308 and $1,945,590, respectively.
        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                 NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE 4 - Mortgages on Real Estate

On October 1, 1987, the Partnership obtained a "first mortgage note" on Creek Ridge Apartments located in Knoxville, Tennessee. The $850,000 note bears interest at a rate of 10.125%. Monthly principal and interest payments of $7,799 are payable through October 1, 1997, and the note requires one final payment of the entire unpaid principal sum on November 1, 1997. The note is secured by a deed of trust encumbering the real estate and is guaranteed by the Corporate General Partner and Joseph A. Barringer (See Note 1). The balance on the Creek Ridge note was $754,996 and $771,236 at December 31, 1995 and 1994, respectively.

The Partnership purchased the Foxwood Apartments in Augusta, Georgia, subject to a "first mortgage note" in an amount equal to the unpaid principal balance on the closing date of $866,403. This fully amortizing note, which is secured by the property, bears interest at 9.0% per annum and is payable in monthly installments of $8,855 until final maturity in 2002. The total debt balance related to Foxwood was $522,168 and $578,642 at December 31, 1995 and 1994, respectively.

Aggregate principal payments due in each of the next five years and thereafter on mortgages payable are as follows:

                    1996                       79,734
                    1997                      804,600
                    1998                       73,905
                    1999                       80,837
                    2000                       88,420
                    Thereafter                149,668
                                           $1,277,164

Reconciliation of Mortgages on Real Estate:

                                           1995                1994

Balance at beginning of year            $1,349,878          $1,416,191
Payments of principal                   (   72,714)         (   66,313)
Balance at end of year                  $1,277,164          $1,349,878

        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                 NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE 5 - Income Taxes

No provision has been made for income taxes as the tax effect of the Partnership's activities accrues to the partners.

The Partnership's income tax returns have not been examined by tax authorities and amounts reported may be reviewed at a later date by such authorities. Under federal and state income tax laws, regulations and administrative rulings, certain types of transactions may be given varying interpretations and, accordingly, Partnership amounts reported could be changed as a result of such review.

The net income and the partners' capital included in the tax return of the Partnership is computed in accordance with federal income tax statutes, which do not necessarily conform to generally accepted accounting principles. A reconciliation of Partnership net income and partners' capital per the accompanying financial statements to the Partnership net income and partners' capital included in the Partnership's tax return is set forth below:


              Reconciliation of Net Income to the Tax Return
                   For the Year Ended December 31, 1995

                              Limited        General
                              Partners       Partners       Combined

Net income per financial
   statements                 $146,594       $ 7,715        $154,309

Additional depreciation for
   tax purposes               ( 46,775)      ( 2,462)       ( 49,237)

Net income per tax return     $ 99,819       $ 5,253        $105,072

        PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                      (A Florida Limited Partnership)


                 NOTES TO FINANCIAL STATEMENTS - CONTINUED


           Reconciliation of Partners' Capital to the Tax Return
                   For the Year Ended December 31, 1995

                              Limited        General
                              Partners       Partners       Combined

Partners' capital
   per financial statements   $4,105,948      $22,998       $4,128,946

Cumulative additional depre-
   ciation for tax purposes   ( 535,263)     ( 28,172)      (  563,435)

Commissions and underwriting
   fee on sale of Partnership
   interests                     546,506            -          546,506

Offering costs                   128,770            -          128,770

Partners' capital (deficit)
   per tax return             $4,245,961     ($ 5,174)      $4,240,787



NOTE 6 - Commitments and Contingencies:

In November 1994, the Partnership received an unfavorable ruling related to litigation surrounding a fire at Creek Ridge Apartments. As of December 31, 1995, the remaining settlement amount totaled $50,000 and has been accrued. The Partnership has also accrued an additional $75,000 for separate pending litigation of the same nature. These amounts will be covered by the Partnership's insurance and, accordingly, an insurance receivable for these amounts has been recorded at December 31, 1995.


NOTE 7 - Related Party Transactions

The Partnership incurred $10,844 and $11,028 in partnership management fees for services provided by the Corporate General Partner for the years ended December 31, 1995 and 1994, respectively. Edgemark Management Corporation, an affiliate of the Corporate General Partner, earned property and construction management fees in the amount of $54,221 and $58,186 from the Partnership during 1995 and 1994, respectively.