Form 10-Q
period 1996-03-31
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1996-05-15
CIK 799320

                            FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 1996
                                OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________.

Commission file number 33-8230

    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
      (Exact name of registrant as specified in its charter)

          FLORIDA                       59-2703685
(State or other jurisdiction of    (IRS Employer Identification #)
 incorporation or organization)

     3001 EXECUTIVE DRIVE, SUITE 260, CLEARWATER, FL  34622
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




                              INDEX

                                                      Page Number
PART I   FINANCIAL INFORMATION

Item 1.   The Partnership's Financial Statements

          Balance Sheets as of March 31, 1996 and           3
          December 31, 1995

          Statements of Income for the three months         4
          ended March 31, 1996 and 1995

          Statements of Changes in Partners'                5
          Capital for the period December 31, 1994
          to March 31, 1996

          Statements of Cash Flows for the three           6-7
          months ended March 31, 1996 and 1995

          Notes to Financial Statements                    8-9

Item 2.   Management's Discussion and Analysis of         10-11
          Financial Condition and Results of Operations

PART II   OTHER INFORMATION                                 11

          Signatures                                        12
    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                          BALANCE SHEETS


                                    March 31,      December 31,
                                      1996              1995
                                   (unaudited)
Assets

Investments in real estate:
   Land                            $  680,000       $  680,000
   Buildings and furnishings,
   net of accumulated depreciation
   of $1,427,080 and $1,382,155     4,310,228        4,355,153
                                    4,990,228        5,035,153

Cash and cash equivalents             431,267          251,812
Investment securities                       -          199,386
Insurance receivable                  125,000          125,000
Other assets                           67,502           44,308
                                   $5,613,997       $5,655,659



Liabilities and Partners' Capital

Liabilities:

Accounts payable, accrued expenses
   and other liabilities           $   63,117       $   88,879
Accrued litigation reserve            125,000          125,000
Tenant security deposits               40,782           35,670
Mortgages on real estate            1,257,915        1,277,164
   Total liabilities                1,486,814        1,526,713

Partners' Capital:

General partner                        24,910           22,998
Limited partners                    4,102,273        4,105,948
   Total partners' capital          4,127,183        4,128,946
                                   $5,613,997       $5,655,659

The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                       STATEMENTS OF INCOME


                                   Three Months Ended March 31,
                                      1996              1995
                                   (unaudited)       (unaudited)

Revenues:

Rental income                      $267,523            $270,328
Interest and other income             7,260               2,951
                                    274,783             273,279

Expenses:

Rental property operating
   expenses                         140,727             140,671
General and administrative
   expenses                          10,279              10,097
Depreciation                         44,925              41,724
Interest expense                     30,615              32,272

                                    226,546             224,764

   Net income                      $ 48,237            $ 48,515

Net income allocable to:

General partner                    $  2,412            $  2,426

Limited partners                   $ 45,825            $ 46,089

Net income per limited partnership
   unit (based on an average
   22,309 limited partnership
   units each year)                $   2.05            $   2.07





The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     FOR THE PERIOD FROM DECEMBER 31, 1994 TO MARCH 31, 1996


                               Limited      General
                               Partners     Partner    Combined

Balance at December 31, 1994  $4,157,355  $   17,283  $4,174,638

Distributions ($8.88 per avg
   limited partnership unit)  (  198,001) (    2,000)  ( 200,001)

Net income                       146,594       7,715     154,309

Balance at December 31, 1995  $4,105,948  $   22,998  $4,128,946

Distributions ($2.22 per avg
   limited partnership unit)  (   49,500) (      500) (   50,000)

Net income                        45,825       2,412      48,237

Balance at March 31, 1996     $4,102,273  $   24,910  $4,127,183



















The accompanying Notes to Financial Statements are an integral part of these Financial Statements.
    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                     STATEMENTS OF CASH FLOWS


                                   Three Months Ended March 31,
                                      1996              1995
                                   (unaudited)       (unaudited)

Cash flow from operating
   activities:

Net income                         $ 48,237            $ 48,515

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

   Depreciation                      44,925              41,724
   Decrease (increase) in
     investment securities          199,386            (196,623)
   Decrease in insurance
     receivable                           -             240,000
   (Increase) decrease in
      other assets                 ( 23,194)                148
   (Decrease)in accounts payable
      and accrued expenses         ( 25,762)           (  1,786)
   (Decrease) in accrued
      litigation reserve                  -            (240,000)
   Increase in tenant security
     deposits                         5,112               4,840

      Total adjustments             200,467            (151,697)

      Net cash provided by (used
         in) operating activities   248,704            (103,182)

Cash flow used in investing
   activities:

Investments in real estate                -            ( 5,730)




                     (continued on next page)
    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


              STATEMENTS OF CASH FLOWS -- continued


                                   Three Months Ended March 31,
                                      1996              1995
                                   (unaudited)       (unaudited)

Cash flow used in financing
   activities:

Principal payments on mortgages    ( 19,249)           ( 17,555)
Distributions to partners          ( 50,000)           ( 50,000)

   Net cash used in financing
      activities                   ( 69,249)           ( 67,555)

Net increase (decrease) in cash
   and cash equivalents             179,455            (176,467)
Cash and cash equivalents at
   beginning of period              251,812             428,085
Cash and cash equivalents at
   end of period                   $431,267            $251,618


Supplemental disclosures
   of cash flow information:

Cash paid during the period for
   interest                        $ 30,712            $ 32,407












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

Profits and losses of the Partnership, other than those attributable to capital items or the disposition of substantially all of the Partnership's property, are allocated 95% to the limited partners and 5% to the general partner. Profits and losses of the partnership attributable to capital items or the disposition of substantially all of the Partnership's property are to be distributed as follows: (1) to previously allocated tax loss from sale; (2) to limited partners in an amount equal to the excess of cash available for distribution received by them over the taxable income from operations allocated to them; (3) to the limited partners in an amount equal to the excess of the 8% cumulative priority return to which they are entitled over the cash available for distribution received by them; (4) to the general partner in an amount equal to the excess of the cash available for distribution received by them over the taxable income from operations allocated to them; (5) 80% to the limited partners and 20% to the general partner.
    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


            NOTES TO FINANCIAL STATEMENTS - CONTINUED



Cash available for distribution will be paid 99% to the limited partners and 1% to the general partner until the limited partners have received their 8% annual priority return, and 95% to the limited partners and 5% to the general partner, thereafter.

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


Note 3 - Commitments and Contingencies

In November 1994, the Partnership received an unfavorable ruling related to litigation surrounding a fire at Creek Ridge Apartments. As of March 31, 1996, the remaining settlement amount totaled $50,000 and has been accrued. The Partnership has also accrued an additional $75,000 for separate pending litigation of the same nature. These amounts will be covered by the Partnership's insurance and, accordingly, an insurance receivable for these amounts has been recorded at March 31, 1996.
    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Analysis of Financial Condition

The following discussion provides general information regarding the Partnership and operations during the three months ended March 31, 1996 and 1995.

The Partnership's business is to make investments in existing income producing multi-family residential properties in the southeastern United States. The Partnership's objectives are to preserve and protect the Partnership's invested capital, to provide partially tax-deferred distributions of cash from operations on a quarterly basis and to achieve capital appreciation.

As of March 31, 1996, 89% of the Partnership's total assets were invested in the Partnership's real estate portfolio which consisted of Creek Ridge Apartments located in Knoxville, Tennessee; Foxwood Apartments located in Augusta, Georgia; and Pleasant Terrace
Apartments located in Knoxville, Tennessee.


Results of Operations

The Partnership produced gross rental income of $267,523 during the three months ended March 31, 1996 compared to gross rental income of $270,328 during the same period of 1995. Related operating and administrative expenses were $151,006 and $150,768 for the three months ended March 31, 1996 and 1995, respectively. Net rental income decreased approximately 3.5% to $116,517 for the three months ended March 31, 1996 from $119,560 for the same period in 1995.

Depreciation and amortization increased to $44,925 for the three months ended March 31, 1996 from $41,724 for the same period in 1995. Interest expense decreased to $30,615 for the three months ended March 31, 1996 from $32,272 for the same period in 1995 as a result of amortizing principal loan balances.

The Partnership's properties maintained stable occupancy rates during the first three months of 1995 as overall occupancy averaged approximately 91%.
    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


Net income and cash flow provided by operations for the three months ended March 31, 1996 were $48,237 and $248,704, respectively, compared with a net income of $48,515 and operating cash flow used in operations of $103,182 during the same period in 1995.

Liquidity and Capital Resources

Approximately $375,000 of Partnership capital was invested at money market and United States Treasury Note rates generating approximately $7,951 in interest income during the current quarter. Such capital is considered adequate by management to fund the Partnership's activities including capital improvements scheduled for the Partnership's properties.


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

               Pioneer Western Properties Income Fund
               Limited Partnership,
               a Florida limited partnership (Registrant)

               By: Pioneer Western Properties Corporation
                   ("PWPC"), its Corporate General Partner



May 15, 1996   By:  Rand E. McNeal ________________________________
                    Rand E. McNeal, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


May 15, 1996   By:  Craig D. Caldwell _____________________________
                    Craig D. Caldwell, Director of PWPC


May 15, 1996   By:  Rand E. McNeal ________________________________
                    Rand E. McNeal, Principal Executive Officer