Form 10-Q
period 1996-06-30
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1996-08-12
CIK 799320

                               FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 1996
                                  OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

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

There  is  no  market for the registrant's securities and,  therefore, aggregate  market  value of the holdings of non-affiliates  cannot  be determined.
                                          Number of Units
     Title of Each Class                 At June 30, 1996
UNITS OF LIMITED PARTNERSHIP                      22,309
INTEREST:  $250.00 PER UNIT

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)




                              INDEX

                                                      Page Number
PART I   FINANCIAL INFORMATION

Item 1.   The Partnership's Financial Statements

          Balance Sheets as of June 30, 1996 and            3
          December 31, 1995

          Statements of Income for the six months           4
          ended June 30, 1996 and 1995

          Statements of Income for the three months         5
          ended June 30, 1996

          Statements of Changes in Partners'                6
          Capital for the period December 31, 1994
          to June 30, 1996

          Statements of Cash Flows for the six             7-8
          months ended June 30, 1996 and 1995

          Notes to Financial Statements                    9-11

Item 2.   Management's Discussion and Analysis of         12-13
          Financial Condition and Results of Operations

PART II OTHER INFORMATION                                   13

          Signatures                                        14

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                         BALANCE SHEETS


                                    June 30,       December 31,
                                      1996              1995
                                   (unaudited)
Assets

Investments in real estate:
   Land                             $  680,000         $  680,000
   Buildings and furnishings,
   net of accumulated depreciation
   of $1,472,005 and $1,382,155      4,281,309          4,355,153
                                     4,961,309          5,035,153

Cash and cash equivalents              159,442            251,812
Investment securities (held-
  to-maturity)                         164,119            199,386
Insurance receivable                   125,000            125,000
Other assets                           153,801             44,308
                                    $5,563,671         $5,655,659


Liabilities and Partners' Capital

Liabilities:

Accounts payable and
  accrued expenses                  $  111,053         $   88,879
Accrued litigation reserve             125,000            125,000
Tenant security deposits                39,132             35,670
Mortgages on real estate             1,200,000          1,277,164
   Total liabilities                 1,475,185          1,526,713

Partners' Capital:

General partner                         24,975             22,998
Limited partners                     4,063,511          4,105,948
   Total partners' capital           4,088,486          4,128,946
                                    $5,563,671         $5,655,659








See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                      STATEMENTS OF INCOME


                                     Six Months Ended June 30,
                                      1996              1995
                                   (unaudited)       (unaudited)

Revenues:

Rental income                      $532,362            $539,671
Interest                             10,737               7,360
                                    543,099             547,031

Expenses:

Rental property operating
   expenses                         283,815             287,483
General and administrative
   expenses                          21,507              19,029
Depreciation                         89,850              83,448
Interest expense                     61,011              64,131
                                    456,183             454,091
   Income before extraordinary
     item                            86,916              92,940

Extraordinary item - loss from
  early extinguishment of debt      (27,376)                  -

    Net income                    $  59,540            $ 92,940

Net income allocable to:

General partner                   $   2,977            $  4,647

Limited partners                  $  56,563            $ 88,293

Earnings (loss) per limited partnership
   unit (based on an average
   22,309 limited partnership
   units each period):

   Income before
      extraordinary item          $    3.70            $  3.96

    Extraordinary item            $   (1.17)           $     -

    Net income                    $    2.53            $  3.96

See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                      STATEMENTS OF INCOME


                                    Three Months Ended June 30,
                                      1996              1995
                                   (unaudited)       (unaudited)

Revenues:

Rental income                      $264,839            $269,343
Interest                              3,477               4,409
                                    268,316             273,752

Expenses:

Rental property operating
  expenses                          143,088             146,813
General and administrative
  expenses                           11,228               8,932
Depreciation                         44,925              41,724
Interest expense                     30,396              31,859
                                    229,637             229,328
   Income before
     extraordinary item              38,679              44,424

Extraordinary item - loss from
  early extinguishment of debt      (27,376)                  -

   Net income                      $ 11,303            $ 44,424

Net income allocable to:

General partner                    $    565            $  2,221

Limited partners                   $ 10,738            $ 42,203

Earnings (loss) per limited partnership
   unit (based on an average
   22,309 limited partnership
   units each period):

     Income before
       extraordinary item          $   1.65            $   1.90

      Extraordinary item           $  (1.17)           $      -

      Net income                   $    .48            $   1.90

See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     FOR THE PERIOD FROM DECEMBER 31, 1994 TO June 30, 1996


                               Limited      General
                               Partners     Partner    Combined

Balance at December 31, 1994  $4,157,355   $  17,283  $4,174,638

Distributions ($8.88 per avg
   limited partnership unit)  (  198,001) (    2,000) (  200,001)

Net income                       146,594       7,715     154,309

Balance at December 31, 1995  $4,105,948   $  22,998  $4,128,946

Distributions ($2.24 per avg
    limited partnership unit) (   99,000)  (   1,000) (  100,000)

Net income                        56,563       2,977      59,540

Balance at June 30, 1996      $4,063,511  $   24,975  $4,088,486























See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                    STATEMENTS OF CASH FLOWS


                                      Six Months Ended June 30,
                                      1996              1995
                                   (unaudited)       (unaudited)

Operating activities:
 Net income                         $  59,540         $  92,940
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Extraordinary item                  27,376                 -
   Depreciation                        89,850            83,448
   Changes in assets and
    liabilities:
     Other assets                     (54,058)           (8,044)
     Accounts payable and
       accrued expenses                22,174            44,298
     Tenant security deposits           3,462             5,640
      Total adjustments                88,804           125,342

      Net cash provided by
        operating activities          148,344           218,282

Investing activities:

  Capital additions                   (16,006)          (24,165)
  Purchase of debt securities        (164,119)         (197,544)
  Maturity of debt securities         199,386                 -

     Net cash provided by
      (used in) investing
      activities                       19,261          (221,709)







                    (continued on next page)

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


              STATEMENTS OF CASH FLOWS -- continued


                                     Six Months Ended June 30,
                                      1996              1995
                                   (unaudited)       (unaudited)

Financing activities:
  Proceeds from mortgage
    refinancing, net of loan fees   1,144,565               -
  Premiums on early
    extinguishment of debt            (27,376)              -
  Principal payments on mortgages  (1,277,164)       ( 35,519)
  Distributions to partners          (100,000)       (100,000)

     Net cash used in financing
      activities                     (259,975)       (135,519)

Net decrease in cash
   and cash equivalents               (92,370)       (138,946)

Cash and cash equivalents:
   Beginning of period                251,812         428,085

   End of period                 $    159,442       $ 289,139


Supplemental disclosures
   of cash flow information:

Cash paid during the period for
  interest                      $     63,286       $   64,405

















See Notes to Financial Statements.

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

The purpose of the Partnership is to purchase and operate existing income producing multi-family residential properties in the Southeastern United States through the year ended December 31, 2036, unless terminated earlier in accordance with provisions of the partnership agreement. On March 19, 1991, Enstar Financial Services, Inc. sold 100% of the outstanding stock of Pioneer Western Properties Corporation (PWPC), the Partnership's Corporate General Partner, to Edgemark Group, Inc. The Corporate General Partner retained its existing management and is headquartered in the Clearwater, Florida area.


Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


            NOTES TO FINANCIAL STATEMENTS - CONTINUED

Allocations and Distributions

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

Investments in Real Estate

Apartment buildings and furnishings are stated at cost less accumulated depreciation. The buildings and improvements are depreciated on a straight line method over 40 years; furnishings are depreciated on straight line and declining balance methods over 10 years; and property improvements are depreciated on a straight line method over 20 years.

Cash Equivalents

The   Partnership   considers  all   short-term   highly   liquid
instruments with an original maturity of three months or less when purchased to be cash equivalents.

Income Taxes

No provision has been made for income taxes since the tax effect of the Partnership's activities accrues to the partners.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


Note 3 - Debt

In April 1996, the Partnership completed a refinancing of the mortgage debt on Creek Ridge Apartments which had a substantial principle payment maturing on November 1, 1997. The net proceeds were as follows (in thousands):

     Amount of new debt                      $1,200
     Payoff "old" mortgage
       including premiums
       and accrued interest                    (761)
     Loan fees and escrow                       (79)

                                             $  360

The net proceeds of approximately $360,000 plus other available funds were used to payoff the mortgage debt on Foxwood
Apartments. The amount of the mortgage debt on Foxwood Apartments that was extinguished early was approximately $497,000 plus approximately $19,000 in premiums and $3,000 of accrued interest. The new mortgage debt on Creek Ridge Apartments is payable in monthly installments of principal and interest through May 1, 2016 (20 years); is collateralized by real property; and is subject to prepayment penalties.

Note 4 - Commitments and Contingencies

In November 1994, the Partnership received an unfavorable ruling related to litigation surrounding a fire at Creek Ridge Apartments. As of June 30, 1996, the remaining settlement amount totaled $50,000 and has been accrued. The Partnership has also accrued an additional $75,000 for separate pending litigation of the same nature. These amounts will be covered by the Partnership's insurance and, accordingly, an insurance receivable for these amounts has been recorded at June 30, 1996.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


Item 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Analysis of Financial Condition

The following discussion provides general information regarding the Partnership and operations during the three months ended
June 30, 1996 and 1995.

The Partnership's business is to make investments in existing income producing multi-family residential properties in the southeastern United States. The Partnership's objectives are to preserve and protect the Partnership's invested capital, to provide partially tax-deferred distributions of cash from operations on a quarterly basis and to achieve capital appreciation.

As of June 30, 1996, 89% of the Partnership's total assets were invested in the Partnership's real estate portfolio which consisted of Creek Ridge Apartments located in Knoxville, Tennessee; Foxwood Apartments located in Augusta, Georgia; and Pleasant Terrace Apartments located in Knoxville, Tennessee.


Results of Operations

The  Partnership produced gross rental income of $264,839  during the three months ended June 30, 1996 compared to gross rental income of $269,343 during the same period of 1995. Related operating and administrative expenses were $154,316 and $155,745 for the three months ended June 30, 1996 and 1995, respectively. Net rental income decreased approximately 2.7% to $110,523 for the three months ended June 30, 1996 from $113,598 for the same period in 1995.

Depreciation and amortization increased to $44,925 for the three months ended June 30, 1996 from $41,724 for the same period in 1995. Interest expense decreased to $30,396 for the three months ended June 30, 1996 from $31,859 for the same period in 1995 as a result of amortizing principal loan balances.

The Partnership's properties maintained stable occupancy rates during the three months ended June 30, 1996 as overall occupancy averaged approximately 89%.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


Item 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


Income before extraordinary item and cash flows provided by operations for the six months ended June 30, 1996 were $86,916 and $148,344, respectively, compared with a net income of $92,940 and operating cash flow of $218,282 during the same period in 1995.

Results for the six months ended June 30, 1996 included an extraordinary loss in the amount of $27,376 related to a mortgage debt refinancing and early extinguishment of existing mortgage debts.

Liquidity and Capital Resources

The refinancing completed in April 1996 provided the Partnership with approximately 72% of the funds necessary to extinguish early the other existing mortgage debt. The combined monthly installments of the old mortgages were $16,654, as compared to monthly installments of $10,037 under the new mortgage debt.

Excess Partnership capital funds were invested at money market and United States Treasury Bill rates and are considered adequate by management to fund the Partnership's activities including capital improvements scheduled for the Partnership's properties.


PART II   OTHER INFORMATION

No other information need be reported.

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



August 14,1996  By: Rand E. McNeal
                    Rand E. McNeal, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


August 14, 1996     By:  Craig D. Caldwell
                         Craig D. Caldwell, Director of PWPC


August 14, 1996     By:  Rand E. McNeal
                         Rand E. McNeal, Principal Executive Officer