Form 10-Q
period 1996-09-30
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1996-11-14
CIK 799320

                               FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 1996
                                  OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to _______________.

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

                                 NONE
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such
filing requirements for the past  90 days.  YES   X      NO

There is no market for the registrant's securities and, therefore, aggregate market value of the holdings of non-affiliates cannot be determined.
                                          Number of Units
     Title of Each Class                 At September 30, 1996
UNITS OF LIMITED PARTNERSHIP                      22,309
INTEREST:  $250.00 PER UNIT

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)




                              INDEX

                                                      Page Number
PART I   FINANCIAL INFORMATION

Item 1.   The Partnership's Financial Statements

          Balance Sheets as of September 30, 1996 and       3
          December 31, 1995

          Statements of Income for the nine months          4
          ended September 30, 1996 and 1995

          Statements of Income for the three months         5
          ended September 30, 1996 and 1995

          Statements of Changes in Partners'                6
          Capital for the period December 31, 1994
          to September 30, 1996

          Statements of Cash Flows for the nine            7-8
          months ended September 30, 1996 and 1995

          Notes to Financial Statements                    9-11

Item 2.   Management's Discussion and Analysis of         12-13
          Financial Condition and Results of Operations

PART II OTHER INFORMATION                                   13

          Signatures                                        14

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                         BALANCE SHEETS


                                    September 30,   December 31,
                                      1996              1995
                                   (unaudited)
Assets

Investments in real estate:
   Land                             $  680,000         $  680,000
   Buildings and furnishings,
   net of accumulated depreciation
   of $1,516,930 and $1,382,155      4,257,206          4,355,153
                                     4,937,206          5,035,153

Cash and cash equivalents              163,257            251,812
Investment securities (held-
  to-maturity)                         166,615            199,386
Insurance receivable                   125,000            125,000
Other assets                           145,019             44,308
                                    $5,537,097         $5,655,659


Liabilities and Partners' Capital

Liabilities:

Accounts payable and
  accrued expenses                  $  128,290         $   88,879
Accrued litigation reserve             125,000            125,000
Tenant security deposits                35,544             35,670
Mortgages on real estate             1,191,769          1,277,164
   Total liabilities                 1,480,603          1,526,713

Partners' Capital:

General partner                         25,375             22,998
Limited partners                     4,031,119          4,105,948
   Total partners' capital           4,056,494          4,128,946
                                    $5,537,097         $5,655,659








See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                      STATEMENTS OF INCOME


                                  Nine Months Ended September 30,
                                      1996              1995
                                   (unaudited)       (unaudited)

Revenues:

Rental income                      $789,598            $806,623
Interest                             13,233              14,149
                                    802,831             820,772

Expenses:

Operating                           450,868             437,600
General and administrative           29,371              26,681
Depreciation                        134,775             125,172
Interest                             82,893              95,568
                                    697,907             685,021
   Income before extraordinary
     item                           104,924             135,751

Extraordinary item - loss from
  early extinguishment of debt      (27,376)                  -

    Net income                     $ 77,548            $135,751

Net income allocable to:

General partner                    $  3,877            $  6,788

Limited partners                   $ 73,671            $128,963

Earnings (loss) per limited partnership
   unit (based on an average
   22,309 limited partnership
   units each period):

Income before
  extraordinary item               $    4.47            $  5.78

Extraordinary item                 $   (1.17)           $     -

Net income                         $    3.30            $  5.78



See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                      STATEMENTS OF INCOME


                                Three Months Ended September 30,
                                      1996              1995
                                   (unaudited)       (unaudited)

Revenues:

Rental income                      $257,236            $266,952
Interest                              2,496               6,789
                                    259,732             273,741

Expenses:

Operating                           167,053             150,117
General and administrative            7,864               7,652
Depreciation                         44,925              40,650
Interest expense                     21,724              31,437
                                    241,724             229,856

   Net income                      $ 18,008            $ 43,885

Net income allocable to:

General partner                    $    900            $  2,194

Limited partners                   $ 17,108            $ 41,691

Earnings per limited partnership
   unit (based on an average
   22,309 limited partnership
   units each period):

Net income                         $    .77            $   1.87













See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     FOR THE PERIOD FROM DECEMBER 31, 1994 TO September 30, 1996


                               Limited      General
                               Partners     Partner    Combined

Balance at December 31, 1994  $4,157,355   $  17,283  $4,174,638

Distributions ($8.88 per avg
   limited partnership unit)  (  198,001)  (   2,000) (  200,001)

Net income                       146,594       7,715     154,309

Balance at December 31, 1995  $4,105,948   $  22,998  $4,128,946

Distributions ($6.66 per avg
    limited partnership unit) (  148,500)  (   1,500) (  150,000)

Net income                        73,671       3,877      77,548

Balance at September 30, 1996 $4,031,119   $  25,375  $4,056,494


























See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                    STATEMENTS OF CASH FLOWS


                                  Nine Months Ended September 30,
                                      1996              1995
                                   (unaudited)       (unaudited)

Operating activities:
 Net income                         $  77,548         $ 135,751
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Extraordinary item                  27,376                 -
   Depreciation                       134,775           125,172
   Changes in assets and
    liabilities:
     Insurance receivable                   -           250,000
     Other assets                     (45,276)          (17,237)
     Accounts payable and
       accrued expenses                39,411            67,054
     Tenant security deposits            (126)            9,485
     Accrued litigation reserve             -          (250,000)
      Total adjustments               156,160           184,474

      Net cash provided by
        operating activities          233,708           320,225

Investing activities:
 Capital additions                    (36,828)          (35,103)
 Purchase of debt securities         (166,615)         (198,465)
 Maturity of debt securities          199,386                 -

     Net cash used in
        investing activities           (4,057)         (233,568)








                    (continued on next page)

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


              STATEMENTS OF CASH FLOWS -- continued


                                Nine Months Ended September 30,
                                      1996              1995
                                   (unaudited)       (unaudited)

Financing activities:
 Proceeds from mortgage
   refinancing, net of loan fees    1,144,565               -
 Premiums on early
   extinguishment of debt             (27,376)              -
 Principal payments on mortgages   (1,285,395)        (53,903)
 Distributions to partners           (150,000)       (150,000)

     Net cash used in financing
      activities                     (318,206)       (203,903)

Net decrease in cash
   and cash equivalents               (88,555)       (117,246)

Cash and cash equivalents:
   Beginning of period                251,812         428,085

   End of period                   $  163,257       $ 310,839


Supplemental disclosures
   of cash flow information:

Cash paid during the period for
  interest                         $   82,893       $  95,984
















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

Note 2 - Basis of Presentation

The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article
10 of Regulation  S-X. Accordingly,   they  do  not  include
all of the information   and  footnotes  required  by  generally
accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. These financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements.
All such adjustments are of a normal and recurring nature.

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

The   net   proceeds of approximately  $360,000  plus other
available funds were used to payoff the mortgage debt on Foxwood Apartments. The amount of the mortgage debt on Foxwood Apartments that was extinguished early was
approximately  $497,000 plus  approximately   $19,000 in
premiums and  $3,000  of  accrued interest.   The new
mortgage  debt on Creek Ridge   Apartments   is payable in
monthly installments of principal and interest (8%) through May 1, 2016 (20 years); is collateralized by real property; and is subject to prepayment penalties.

Note 4 - Commitments and Contingencies

In November 1994, the Partnership received an unfavorable ruling related to litigation surrounding a fire at Creek
Ridge Apartments. As of September 30, 1996, the remaining settlement amount totaled $50,000 and has been accrued. The Partnership has also accrued an additional $75,000 for separate pending litigation of the same nature. These amounts will be covered by the Partnership's insurance and, accordingly, an insurance receivable for these amounts has been recorded at September 30, 1996.

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

As of September 30, 1996, 89% of the Partnership's total assets were invested in the Partnership's real estate portfolio which consisted of Creek Ridge Apartments and Pleasant Terrace
Apartments located in Knoxville, Tennessee, and Foxwood Apartments located in Augusta, Georgia.


Results of Operations

The   Partnership  produced  gross  rental  income of $257,236
during the three months ended September 30, 1996 compared to gross rental income of $266,952 during the same period of 1995. Related operating and general and administrative expenses were $174,917 and $157,769 for the three months ended September 30, 1996 and 1995, respectively. Net rental income decreased approximately 25% to $82,319 for the three months ended September 30, 1996 from $109,183 for the same period in 1995 as a result of decreased occupancy and increased repairs and maintenance costs.

Depreciation and amortization increased to $44,925 for the three months ended September 30, 1996 from $40,650 for the same period in 1995. Interest expense decreased to $21,882 for the three months ended September 30, 1996 from $31,437 for the same period in 1995 as a result of the refinancing in April 1996.

The  Partnership's   properties   maintained   stable occupancy
during the first six months ended June 30, 1996 at a rate of 89%, but occupancy decreased slightly for the three months ended
September 30, 1996.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


Item 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


Income   before  extraordinary item and   cash   flows provided
by  operations  for the nine  months  ended September   30,  1996
were $104,924 and $233,708, respectively, compared with a net income of $135,751 and operating cash flow of $320,225 during the same period in 1995.

Results for the nine months ended September 30, 1996 included an extraordinary loss in the amount of $27,376 related to a mortgage debt refinancing and early extinguishment of other existing mortgage debt.

Liquidity and Capital Resources

The refinancing completed in April 1996 provided the Partnership with approximately 72% of the funds necessary to early extinguish other existing mortgage debt. The combined monthly installments of the old mortgages were $16,654, as compared to monthly installments of $10,037 under the new mortgage debt.

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



November 14,1996  By: Rand E. McNeal
                      Rand E. McNeal, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


November 14, 1996     By:  Craig D. Caldwell
                           Craig D. Caldwell, Director of PWPC


November 14, 1996     By:  Rand E. McNeal
                           Rand E. McNeal, Principal Executive
Officer