Form 10-K
period 1996-12-31
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1997-03-27
CIK 799320

                               FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended DECEMBER 31, 1996
                                  OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to_________.

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

                                 NONE
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing
requirements for the past  90 days.  YES   X      NO _____

There is no market for the registrant's securities and, therefore, aggregate market value of the holdings of non-affiliates cannot be determined.
                                          Number of Units
     Title of Each Class                 At December 31, 1996
UNITS OF LIMITED PARTNERSHIP                      22,309
INTEREST:  $250.00 PER UNIT

There are no documents incorporated by reference herein. Exhibit
Index is on page 12 of this report.

                               PART I


ITEM 1. BUSINESS

General

Pioneer   Western   Properties  Income   Fund   Limited
Partnership (the "Partnership") was formed pursuant  to
the  Uniform  Limited Partnership Law of the  State  of
Florida  on August 14, 1986. The Partnership  currently
owns  three apartment complexes ("Properties") -- Creek
Ridge   Apartments  in  Knoxville,  Tennessee;  Foxwood
Apartments  in  Augusta, Georgia; and Pleasant  Terrace
Apartments in Knoxville, Tennessee. The Partnership does not intend to acquire any additional properties.

The  Partnership's registration with the Securities and
Exchange  Commission was declared effective on December
30,  1986 at which date the Partnership offered  up  to
40,000  units of Limited Partnership interests at  $250
per  unit,  with a minimum purchase price of  12  units
($3,000)   or  8  units  ($2,000)  for  an   Individual
Retirement    Account.   The   Partnership    commenced
operations on April 7, 1987 when the initial $1,586,250
was   released  from  escrow  and  130  investors  were
admitted as Limited Partners. The Partnership continued to raise funds from investors through the public offering of its units until October 7, 1988 when 22,309 units had been sold with an aggregate purchase price of $5,567,250. Investors were admitted as Limited Partners upon acceptance of their subscriptions by the Corporate
General Partner. Limited Partners are not required to make any additional capital contributions.

The   Corporate  General  Partner  is  Pioneer  Western
Properties Corporation ("PWPC"). The Individual General
Partner  was Joseph A. Barringer until he assigned  his
interest  in the Partnership to PWPC effective  January
13,  1989.  The  executive  offices  of  the  Corporate
General Partner and the Partnership are located at 3001
Executive Drive, Suite 260, Clearwater, Florida,  34622
and their telephone number is (813) 573-1201. For further discussion regarding the sale of the Corporate
General Partner, see Item 13, "Certain Relationships and Related Transactions," on page 11.

Current Operations

The  overall  average occupancy for  the  Partnership's
three  Properties  for  1996 was approximately  89%  as
compared  to 93% for 1995. Market rents were  decreased
at the Knoxville Properties in 1996 to offset softening
demand for units in the market area. Property operating
expenses  decreased during 1996 primarily due to  lower
contract  labor  costs.  Mortgage  interest   in   1996
decreased due to a refinancing transaction. Furnishings
(principally carpets and appliances) were replaced on a routine basis as necessary at all Properties throughout
1996.

Competition and Markets

In   operating  the  Properties,  the  Partnership  has
competition from numerous other apartments in the respective areas. The Creek Ridge Apartments and the Pleasant Terrace Apartments are located 1.1 miles from each other in the western area of Knoxville, Tennessee, and compete with approximately 12 apartment complexes in the surrounding marketplace. The Foxwood Apartments in the soutwest area of Augusta, Georgia, competes with four apartment complexes. Refer to Item 2 for occupancy information on the Properties.

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

Management and Employees

The  Partnership  has  no employees.  On-site  property
management services during 1996 were provided by  LEDIC
Management   Group,  Inc.,  an  unaffiliated   property
management company located in Memphis, Tennessee. On-site representatives were employed by LEDIC and the Partnership reimbursed LEDIC for the direct payroll cost of these employees. LEDIC employed approximately eight individuals in connection with the operations of the Properties. Prior to January 1, 1996, property management services for the Properties was provided by Edgemark Management Corporation, an affiliate of PWPC.
Partnership  management services are provided  by  PWPC
(Corporate General Partner). PWPC has two employees.

Industry Segments and Foreign Operations

The Partnership is engaged in only one line of business
in   one  industry  segment  as  described  above.  The
Partnership does not have any foreign operations.

ITEM 2. PROPERTIES

As of December 31, 1996, the Partnership owed three apartment complexes (referred to herein collectively as the "Properties"):

1. Creek Ridge Apartments, Knoxville, Tennessee, is a 95 unit apartment complex that was acquired by the Partnership on March
  31, 1987.

2. Foxwood Apartments, Augusta, Georgia, is a 104 unit apartment complex that was acquired by the Partnership on October 1, 1987.

3. Pleasant Terrace Apartments, Knoxville, Tennessee, is a 64 unit apartment complex that was acquired by the Partnership on May 1, 1988 from PWPC for approximately $1,187,000.


CREEK RIDGE APARTMENTS, KNOXVILLE, TENNESSEE

General

The Creek Ridge Apartment complex is situated on approximately 9.9 acres in Knox County, Tennessee, and was constructed in 1973.

The following is a description of the units monthly rental rates as of February 1997):


Advertised
                         Net  Rentable        Number   Monthly
Unit  Type                 Area (S.F.)       of Units   Rent

One  Bed/One  Bath               750             24    $350
Two  Bed/One  Bath             1,000             69     420
Three  Bed/Two  Bath           1,400              2     515

The Creek Ridge Apartment complex consists of five two-
story  buildings. The development features a  classical
architectural  design  with brick veneer  construction.
Additional   architectural  features   include   wooden
balconies for upper level units and concrete patios for
lower   level  units.  Adequate  parking   spaces   are
provided. The amenities at the complex include laundry facilities, a swimming pool, and a tennis court. Each apartment unit includes a range and oven, refrigerator, dishwasher, disposal and wall-to-wall carpeting. Forty-eight percent of the units contain central heating and air conditioning.

CREEK RIDGE APARTMENTS, KNOXVILLE, TENNESSEE
(continued)

Occupancy and Rental Rates for the Past Five Years

The average occupancy rates for Creek Ridge Apartments for each of the past five years were as follows: 1996-
95%; 1995-95%; 1994-96%; 1993-96%; and 1992-97%.

The average monthly (market) rental amount per square foot for each of the past five years was as follows:
1996-$.43; 1995-$.48; 1994-$.45; 1993-$.43;  and  1992-
$.40.

FOXWOOD APARTMENTS, AUGUSTA, GEORGIA

General

Foxwood  Apartments  is situated on approximately  8.55
acres in Richmond County, Georgia, and was constructed in 1972.

The following is a description of the units (monthly rental rates as of February 1997):


                                             Advertised
                 Net Rental     Number        Monthly
Unit Type        Area (S.F.)   of Units        Rent

One Bed/One Bath    884           24           $375
Two Bed/One Bath    984           80            425

The  Foxwood Apartment complex consists of 13 two-story
buildings each containing eight garden-type units.  The
buildings   are  of  frame  construction   with   brick
exterior.  The  roofs are a flat mansard  design.  Each
unit  has a sliding glass door which opens onto a patio
or  balcony.  The  amenities  at  the  complex  include
laundry  facilities,  a swimming pool,  and  a  lighted
tennis   court.   Each  apartment   unit   includes   a
dishwasher, disposal, frost-free refrigerator, range and oven, and wall-to-wall carpeting. Adequate parking spaces are provided.

Occupancy and Rental Rates for the Past Five Years

The average occupancy rates for Foxwood Apartments for each of the past five years were as follows: 1996-85%;
1995-89%; 1994-89%; 1993-92%; and 1992-94%.

The average effective annual rental amount per square foot for each of the past five years was as follows:
1996-$.43; 1995-$.42; 1994-$.42; 1993-$.41;  and  1992-
$.38.

PLEASANT TERRACE APARTMENTS, KNOXVILLE, TENNESSEE

General

The Pleasant Terrace Apartment complex is situated on approximately 5.62 acres in Knox County, Tennessee, and was constructed in 1973.

The following is a description of the units (monthly rental rates as of February 1997):


                                            Advertised
                Net Rental         Number    Monthly
Unit Type       Area (S.F.)       of Units    Rent

One Bed/One Bath      650            24        $325
Two Bed/One Bath      850            32         375
Three Bed/One Bath  1,300             1         650
Duplexes          400-750             6         245
House               1,500             1         450

The  Pleasant Terrace complex consists of six two-story
buildings,  three  duplexes,  containing  a  total  six
rental   units,  and  one  free-standing   house.   The
development features include concrete patios for lower level units. Adequate parking spaces are provided. The amenities at the complex include a swimming pool, laundry facilities and cable TV availability. Each apartment unit includes a range and oven, refrigerator, disposal and wall-to-wall carpeting.

Occupancy and Rental Rates for the Past Five Years

The   average  occupancy  rates  for  Pleasant  Terrace
Apartments for each of the past five years were as follows: 1996-90%; 1995-96%; 1994-93%; 1993-96%; and
1992-97%.

The average effective annual rental amount per square foot for each of the past five years was as follows:
1996-$.45; 1995-$.49; 1994-$.47; 1993-$.43;  and  1992-
$.42.

ITEM 3. LEGAL PROCEEDINGS

In   November   1994,  the  Partnership   received   an
unfavorable  ruling  from the Circuit  Court  for  Knox
County,  Tennessee,  Case No. 2-598-90,  in  the  class
action  brought by former and present tenants of  Creek
Ridge  Apartments against the Partnership, PWPC,  Evans
Realty,  Inc.  (former  property  manager)  and  Joseph
Dixon.  The action was filed on July 31, 1990  in  Knox
County,  Tennessee. The plaintiffs were seeking damages
of  $6  million  for damages they allege they  suffered
resulting  from  a  fire which  destroyed  one  of  the
apartment  buildings  on August  11,  1989.  The  court
awarded $300,000 to the plaintiffs. As of December  31,
1996,  the remaining settlement amount totaled  $50,000
and has been accrued. The Partnership has also accrued an additional $120,000 for separate pending litigation of the same nature.

These   amounts   are  covered  by  the   Partnership's
insurance carrier and, accordingly, receivable for these amounts has been recorded at December 31, 1996.
All amounts have been settled subsequent to year end.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE  OF  SECURITY
HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996 by means of a proxy solicitation or otherwise.

                              PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  STOCK  AND
RELATED
        STOCKHOLDER MATTERS

There  is  presently no public market for  the  Limited
Partnership interests in the Partnership, and is not anticipated that any public market will develop. As of December 31, 1996, there were 553 Limited Partners in the Partnership.

ITEM 6. SELECTED FINANCIAL DATA

The  following  is  an unaudited schedule  of  selected
financial  data for the Partnership as of and  for  the
years  ended December 31, 1996, 1995, 1994,  1993,  and
1992.   The  information  below  should  be   read   in
conjunction  with the financial statements and  related
notes  thereto and Management's Discussion and Analysis
of   Financial  Condition  and  Results  of  Operations
included as Item 7 in this Form 10-K.

              (in  thousands, except for per unit data)
            1996     1995      1994      1993      1992

Operating Results

Revenues    $1,066   $1,101   $1,113    $1,091  $1,022
Net income     143      154      173       162     128
Net income
 per Limited
 Partnership
 unit (1)     6.07     6.57     7.36      6.91    5.45
Distributions
 per limited
 partnership
 unit (1)     8.88     8.88     7.99      7.10    7.10
Net cash
 provided by
 operating
 activities    309      344      376       344     261

             (in  thousands, except for per unit data)
           1996      1995       1994      1993    1992

Financial Condition

Total
  assets   5,484     5,656     6,009     5,693    5,747
Mortgage notes
 payable   1,185     1,277     1,350     1,416    1,477


(1)  Per  unit  share  data based upon  22,309  Limited
   Partnership  units outstanding for the  years  ended
   December 31, 1996, 1995, 1994, 1993 and 1992.


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

Results of Operations

The  mortgage  refinancing and early extinguishment  of
debt   in   1996   discussed  below  resulted   in   an
extraordinary  loss  of  $27,376  which  decreased  net
income to $142,511 for the year ended December 31, 1996
from  $154,309  for the year ended December  31,  1995.
Income  before extraordinary item increased to $169,887
for  the year ended December 31, 1996 from $154,309 for
the  year ended December 31, 1995 due to a decrease  in
operating   expenses   and   interest   expense.    The
Partnership  owned  and  operated  all  three  of   its
Properties for a full 12 month period in 1996, 1995 and 1994.

Income  from  operations  before  extraordinary   item,
depreciation, and interest income and expense was $443,551, $440,485 and $470,193 in 1996, 1995 and 1994,
respectively. Rental income decreased in 1996 due to increased vacancies at Foxwood Apartments. Operating expenses also decreased in 1996 due to lower contract labor (refurbishing) costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

In  April 1996, the Partnership refinanced its mortgage
debt  on  Creek Ridge Apartments using the proceeds  to
payoff  the  old  mortgage  and  early  extinguish  the
outstanding  mortgage debt on Foxwood  Apartments.  The
interest  rate on the Partnership's mortgage  debt  was
reduced  to 8% and monthly debt service was reduced  by
$6,617. At December 31, 1996, the Partnership had  cash
and cash equivalents of $170,920. The Partnership had a
net  decrease in cash and cash equivalents  of  $80,892
since December 31, 1995, resulting mainly from the early extinguishment of debt.

The  Corporate  General Partner  believes  that  liquid
assets  available are adequate to meet future liquidity
and   capital  expenditure  requirements.  Future  cash
distributions  will  depend on  factors  such  as  cash
generated   from  operations,  property   sales,   debt
repayment and capital improvements. Cash distributions of $200,001, $200,001 and $180,001 were paid during
1996, 1995 and 1994, respectively, and $50,001 was paid in the first quarter of fiscal 1997 for fourth quarter
1996 operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  information required by this Item is  included  in
Item 14(a) of this report on Form 10-K. The selected quarterly financial data and all other schedules are omitted because they are not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

The  Partnership engaged LEDIC Management  Group,  Inc.
headquartered   in  Memphis,  Tennessee,   to   provide
property  management and accounting services  effective
January 1, 1996. The books and records are being maintained in Memphis and the Corporate General Partner elected to engage a Memphis firm to provide audit and tax services. Accordingly, Price Waterhouse LLP (Tampa,
Florida) was dismissed as the independent accountants for the Partnership by letter dated September 20, 1996.

The report by Price Waterhouse LLP on the Partnership's financial statements as of and for the years ended
December 31, 1995 and 1994 was unqualified and was not modified as to uncertainty, audit scope, or accounting principles.

The   Partnership   is  a  limited   partnership   and,
therefore, does not have any officers or directors. All management functions of the Partnership are performed by the Corporate General Partner who elected to make the change.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE (continued)

There were no disagreements with Price Waterhouse LLP for the years ended December 31, 1995 and 1994 on any matter of the accounting principles or practices, financial statement disclosure, or auditing scope or procedure nor any "reportable events" prior to the change.

Rhea & Ivy, P.L.C. (Memphis, Tennessee) was engaged  by
the Partnership by letter dated September 20, 1996. The
Partnership did not consult Rhea & Ivy, P.L.C. prior to
their   engagement   regarding   the   application   of
accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Partnership's financial statements.

                         PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE
REGISTRANT

The   Partnership   is  a  limited   partnership   and,
therefore, does not have any officers or directors. All management functions of the Partnership are performed by the Corporate General Partner. The following persons are serving as officers, directors or key employees of
PWPC:

    Name            Age                Title

Craig D. Caldwell   47    Director and Vice President
Rand E. McNeal      44    Director, President and
                          Chief Executive Officer

Craig D. Caldwell, served as Vice President of Westland
Insurance  Brokers,  a  California  corporation  and  a
regional  commercial  insurance agency  until  February
1991.  Mr.  Caldwell  also previously  served  as  Vice
President  of  Fund Administration for the Consolidated
Capital Companies until August 1983, which was  at  the
time  the nation's largest real estate syndicator on  a
new   capital  raised  basis.  He  was  also  Assistant
Treasurer  of  Consolidated Capital Special  Trust  and
Consolidated Capital Income Trust, which  at  the  time
were  the  two  largest  publicly  traded  real  estate
investment trusts on a capital raised basis involved in
mortgage lending. Also, Mr. Caldwell was a tax  manager
at  Price  Waterhouse and while working there  for  six
years,  he specialized in real estate tax matters.  Mr.
Caldwell  has  successfully converted a number  of  San
Francisco apartment buildings to condominiums and is  a
Certified Public Accountant and a licensed real  estate
broker.  Mr.  Caldwell  graduated  from  UCLA  with   a
bachelor's degree in economics and a masters degree in business administration in 1971 and 1972, respectively.
In 1976, he also graduated from USC with a masters degree in business taxation. Mr. Caldwell presently owns fifty percent of the outstanding stock of Edgemark
Group, Inc., the parent of PWPC.

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE
REGISTRANT (continued)

Rand  E. McNeal, served as Vice President of PWPC  from
July  1985  until  May 20, 1988, when  he  was  elected
President and Chief Executive Officer, and served as a Director of PWPC from July 1985 until July 1989 and was reappointed as director in March 1991. Since May 1988,
Mr. McNeal has also served as Vice President of Pioneer
Western Corporation and has held various director and officer positions with affiliates of PWPC. Mr. McNeal is a Certified Public Accountant, a licensed real estate broker, a licensed mortgage broker and formerly served as the Chief Financial Officer of Trusty-
Baldasare, a Florida-based real estate developer, from December 1980 until he joined PWPC in 1985. Mr. McNeal was employed by Price Waterhouse from 1974 to 1979. Mr.
McNeal presently owns fifty percent of the outstanding stock of Edgemark Group, Inc., the parent company of PWPC.

ITEM 11. EXECUTIVE COMPENSATION

The   Partnership   is  a  limited   partnership   and,
therefore,  has  no  officers or directors.  Thus,  the
Partnership pays no executive compensation. None of the
officers or directors of the Corporate General  Partner
received any renumeration from the Partnership in 1996.
As  the Managing General Partner, the Corporate General
Partner is entitled to receive a share in revenues,  to
be  compensated for services provided on a  competitive
basis  and to be reimbursed for certain direct expenses
and  certain general and administrative expenses.  (See
Item    13,   "Certain   Relationships   and    Related
Transactions," below.)

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
INTEREST OWNERS AND MANAGEMENT

No Limited Partner owns 5% or more of the outstanding units. The Corporate General Partner directly owns
136.75 Limited Partnership units (.6%) and the officers and directors of the Corporate General Partner own or control another 277.74 Limited Partnership units (1.2%) as of December 31, 1996. The Corporate General Partner is not aware of any arrangements other than those disclosed herein which may at a subsequent date result in a change of control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The    Corporate   General   Partner   received    cash
distributions   totalling   $2,000,   management   fees
totalling  $10,538, and loan brokerage fees of  $12,000
from the Partnership during the year ended December 31, 1996. No director or officer of the Corporate General
Partner, nor any associate of them, was indebted to the Partnership at any time during the year ended December
31, 1996. The Corporate General Partner was a wholly-owned subsidiary of Enstar Financial Services, Inc. On
March  19,  1991, Enstar Financial Services, Inc.  sold
100%  of  the  outstanding stock of  PWPC  to  Edgemark
Group, Inc. The Corporate General Partner retained its existing management. Edgemark Management Corporation, an affiliate of the Corporate General Partner, received management fees totalling $10,671 during the year ended
December 31, 1996.

                             PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND
REPORTS ON FORM 10-K


                                                   Page
Reference
(a)(1)Financial Statements

  Report of Independent Accountants
    as of and for the years ended
    December 31, 1996, 1995 and 1994                15

  Balance Sheets as of December 31, 1996 and 1995   16

  Statements of Income for the years ended
    December 31, 1996, 1995  and 1994               17

  Statements of Changes in Partners' Capital
    for the years ended December 31, 1996,
    1995 and 1994                                   18

  Statements of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994             19-20

  Notes to Financial Statements                  21-26


(a)(2)Schedules

     All  schedules and other financial statements have
     been  omitted  because they are  not  required  or
     because  the  information  is  presented  in   the
     financial statements or related notes.

(b) Reports on Form 8-K

     No filings of Form 8-K were made during the last quarter of 1996.

(c) Exhibits

    Exhibit
    Number    Exhibit

     3.1   Second   Amended   and   Restated
           Certificate  of  Limited  Partnership
           (incorporated by reference from Form 10-K filed for the year ended December 31, 1989)

    16.1   Letter regarding change in  certifying
           accountant - filed herewith

       PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                    (a Florida Limited Partnership)

                            Financial Statements

          For the Years Ended December 31, 1996, 1995 and 1994

To the Partners
Pioneer Western Properties
   Income Fund Limited Partnership


                 Report of Independent Accountants

We have audited the accompanying balance sheet of Pioneer Western Properties Income Fund Limited Partnership (a Florida Limited Partnership) as of December 31, 1996, and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Pioneer Western Properties Income Fund Limited Partnership as of December 31, 1995, and for each of the two years in the period then ended, were audited by other auditors whose report dated
February 2, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Western Properties Income Fund Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Memphis, Tennessee
February 26, 1997

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

                         BALANCE SHEETS

                   December 31, 1996 and 1995


                                        1996              1995
Assets

Investments in real estate:
   Land                             $  680,000         $  680,000
   Buildings and furnishings,
   net of accumulated depreciation
   of $1,561,855 and $1,382,155      4,221,642          4,355,153
                                     4,901,642          5,035,153

Cash and cash equivalents              170,920            251,812
Marketable debt securities             168,798            199,386
Insurance receivable                   170,000            125,000
Other assets                            72,288             44,308
                                    $5,483,648         $5,655,659


Liabilities and Partners' Capital

Liabilities:

Accounts payable and
  accrued expenses                  $   19,990         $   88,879
Accrued litigation reserve             170,000            125,000
Tenant security deposits                36,751             35,670
Mortgages on real estate             1,185,451          1,277,164
   Total liabilities                 1,412,192          1,526,713

Partners' Capital:

General partner                         28,124             22,998
Limited partners                     4,043,332          4,105,948
   Total partners' capital           4,071,456          4,128,946
                                    $5,483,648         $5,655,659








See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

                      STATEMENTS OF INCOME

   For the Three Years Ended December 31, 1996, 1995 and 1994


                                  1996      1995       1994
Revenues:

Rental income               $1,052,908   $1,084,410 $1,106,010
Interest                        12,723       16,196      7,336
                             1,065,631    1,100,606  1,113,346

Expenses:

Operating                      565,602      608,613    601,947
General and administrative      43,755       35,312     33,870
Depreciation                   179,700      175,799    171,764
Interest                       106,687      126,573    133,024
                               895,744      946,297    940,605
   Income before extraordinary
     item                      169,887      154,309    172,741

Extraordinary item - loss
  from early extinguishment
  of debt                      (27,376)        -           -

    Net income              $  142,511   $  154,309   $172,741

Net income allocable to:

General partner             $    7,126   $    7,715   $  8,637

Limited partners            $  135,385   $  146,594   $164,104

Earnings (loss) per limited
  partnership unit (based on
  an average 22,309 limited
  partnership units each
  year):

Income before
  extraordinary item        $     7.23    $    6.57   $    7.36

Extraordinary item          $    (1.16)   $     -     $     -

Net income                  $     6.07    $    6.57   $    7.36



See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

   For the Three Years Ended December 31, 1996, 1995 and 1994


                               Limited      General
                               Partners     Partner    Combined

Balance at January 1, 1994    $4,171,452   $  10,446  $4,181,898

Distributions ($7.99 per avg
   limited partnership unit)  (  178,201)  (   1,800) (  180,001)

Net income                       164,104       8,637     172,741

Balance at December 31, 1994   4,157,355      17,283   4,174,638

Distributions ($8.88 per avg
   limited partnership unit)  (  198,001)  (   2,000) (  200,001)

Net income                       146,594       7,715     154,309

Balance at December 31, 1995   4,105,948      22,998   4,128,946

Distributions ($8.88 per avg
    limited partnership unit) (  198,001)  (   2,000) (  200,001)

Net income                       135,385       7,126     145,511

Balance at December 31, 1996  $4,043,332   $  28,124  $4,071,456



















See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

                    STATEMENTS OF CASH FLOWS

    For the Three Years Ended December 31, 1996, 1995 and 1994


                                 1996         1995        1994


Operating activities:
 Net income                   $ 142,511    $ 154,309   $172,741
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Extraordinary item            27,376         -          -
   Loss on disposal of asset       -            -           991
   Depreciation                 179,700      175,799    171,764
   Changes in assets and
    liabilities:
     Insurance receivable       (45,000)     250,000   (375,000)
     Other assets                27,455       (1,577)    15,709
     Accounts payable and
       accrued expenses         (68,889)       2,505     12,818
     Tenant security deposits     1,081       12,860      1,737
     Accrued litigation reserve  45,000     (250,000)   375,000
      Total adjustments         166,723      189,587    203,019

      Net cash provided by
        operating activities    309,234      343,896    375,760

Investing activities:
 Capital additions              (46,189)     (48,068)   (65,908)
 Purchase of debt securities   (168,798)    (199,386)      -
 Maturity of debt securities    199,386         -          -

     Net cash used in
        investing activities    (15,601)    (247,454)   (65,908)








                    (continued on next page)

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


              STATEMENTS OF CASH FLOWS -- continued



                                 1996         1995       1994

Financing activities:
 Proceeds from mortgage
   refinancing, net of
   loan fees                   1,144,565           -         -
 Premiums on early
   extinguishment of debt        (27,376)          -         -
 Principal payments on
   mortgages                  (1,291,713)    (72,714)    (66,313)
 Distributions to partners      (200,001)   (200,001)   (180,001)

     Net cash used in financing
      activities                (374,525)   (272,715)   (246,314)

Net increase (decrease) in cash
   and cash equivalents          (80,892)   (176,273)     63,538

Cash and cash equivalents:
   Beginning of period           251,812     428,085     364,547

   End of period              $  170,920  $  251,812  $  428,085


Supplemental disclosures
   of cash flow information:

Cash paid during the period for
  interest                    $  105,154  $  127,134  $  133,535
















See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

Note (1) Partnership Organization and Operations

Pioneer   Western   Properties  Income   Fund   Limited
Partnership   (the  Partnership),  a  Florida   limited
partnership, was formed in August 1986. The purpose of the Partnership is to purchase and operate existing income producing multi-family properties through the year ended December 31, 2036, unless terminated earlier in accordance with the provisions of the partnership agreement. Prior to January 1989, the General Partners were Pioneer Western Properties Corporation (PWPC), the
Corporate General Partner, and Joseph A. Barringer, the
Individual General Partner. Mr. Barringer withdrew as the Individual General Partner in January 1989 and assigned his general partner interest to PWPC. On March
19, 1991, Enstar Financial Services, Inc. sold 100% of the outstanding stock of PWPC to Edgemark Group, Inc.

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

Note (2) Summary of Significant Accounting Policies

Basis of Presentation

The Partnership's accounting records are maintained on an accrual basis of accounting in accordance with generally accepted accounting principles.

The  process  of  preparing  financial  statements   in
conformity    with   generally   accepted    accounting
principles   requires   the  use   of   estimates   and
assumptions   regarding  certain   types   of   assets,
liabilities,  revenues,  and expenses.  Such  estimates
primarily  relate to unsettled transactions and  events
as   of   the   date   of  the  financial   statements.
Accordingly, upon settlement actual results may differ from estimated amounts.

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note  (2)  Summary  of Significant Accounting  Policies
(continued)

Allocation of Profits and Losses

Profits and losses of the Partnership, other than those
attributable  to  capital items or the  disposition  of
substantially  all of the Partnership's  property,  are
allocated  95% to the limited partners and  5%  to  the
general  partner. Profits and losses of the Partnership
attributable  to  capital items or the  disposition  of
substantially all of the Partnership's property are  to
be distributed as follows:  (1) to previously allocated
tax  loss  from  sales: (2) to limited partners  in  an
amount  equal  to  the  excess of  cash  available  for
distribution  received by them over the taxable  income
from  operations allocated to them; (3) to the  limited
partners  in an amount equal to the excess  of  the  8%
cumulative  priority return to which they are  entitled
over  the  cash available for distribution received  by
them; (4) to the general partner in an amount equal  to
the  excess  of  the  cash available  for  distribution
received   over  the  taxable  income  from  operations
allocated to the general partner; (5) 80% to the limited partners and 20% to the general partner.

Cash available for distribution will be paid 99% to the limited partners and 1% to the general partner until the limited partners have received their 8% annual priority return, and 95% to the limited partners and 5% to the general partner, thereafter.

Investments in Real Estate

Buildings  and  furnishings are  stated  at  cost  less
accumulated  depreciation. Buildings  and  improvements
are  depreciated on the straight-line  method  over  40
years; the furnishings are depreciated on straight-line and 150% declining balance methods over 10 years; and property improvements are depreciated on the straight-line method over 20 years.

Cash and Cash Equivalents

The Partnership considers all short-term highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note  (2)  Summary  of Significant Accounting  Policies
(continued)

Other Assets

The Partnership's other assets are comprised of the following:

                                       December  31,
                                      1996     1995

Accounts receivable            $        -    $      -
Interest receivable                     -       3,450
Rent receivables                        -      15,121
Escrow deposits                    16,853      18,801
Prepaid insurance                       -       6,747
Deferred loan costs                55,435         189
                                $  72,288    $ 44,308

Deferred loan costs are amortized on the straight-line method over the mortgage loan period.

Uncollectible rent of $47,996, $57,346, and $35,161 was written-off against rental income in 1996, 1995, and 1994, respectively.

Syndication Costs

Syndication  and  offering costs were  charged  against
limited   partners'   equity  at   inception   of   the
Partnership.

Marketable Debt Securities

The Partnership invests excess cash in U.S. Treasury securities that are considered to be "held-to-maturity" and, therefore, stated at amortized cost. At December
31, 1996 and 1995, the following securities were owned:


                                               Maturity
     Description        Principal      Yield     Date

 1996

   U.S. Treasury Bill    $169,000       5.46%    1/97

 1995

   U.S. Treasury Bill    $200,000       4.63%    2/96

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note  (2)  Summary  of Significant Accounting  Policies
(continued)

Income Taxes

No provision has been made for income taxes as the tax effect of the Partnership's activities accrues to the Partners.

Note (3) Investments in Real Estate

The   cost   and   accumulated  depreciation   of   the
Partnership's properties at December 31, 1996, is as follows:

                      Buildings
                         and                Accumulated
              Land   Furnishings   Total    Depreciation

Creek Ridge
 Apartments  $230,000 $1,952,346 $2,182,346  $  549,867

Foxwood
 Apartments   315,000  2,620,403  2,935,403     693,582

Pleasant Terrace
 Apartments   135,000  1,210,748  1,345,748     318,406

   Total     $680,000 $5,783,497 $6,463,497  $1,561,855

Note (4) Mortgages on Real Estate

At December 31, 1995, the Partnership had the following mortgage debt:

                Principal         Maturity     Interest
               Outstanding          Date         Rate
Creek Ridge
 Apartments     $754,996          11-1-97       10.125%

Foxwood
 Apartments     $522,168         10-20-02          9.0%

In April 1996, the Partnership completed a refinancing of the mortgage debt on Creek Ridge Apartments. The net proceeds were as follows (in thousands):

    Amount of new debt                         $1,200
    Payoff "old" mortgage including premiums
      and accrued interest                       (761)
    Loan fees and escrow                          (79)
                                               $  360

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note (4) Mortgages on Real Estate (continued)

The  net proceeds of approximately $360,000 plus  other
available  funds were used to payoff the mortgage  debt
on  Foxwood Apartments. The amount of the mortgage debt
that  was extinguished early was approximately $497,000
plus  approximately $19,000 in premiums and  $3,000  of
accrued interest. The new mortgage debt on Creek  Ridge
Apartments  is  payable  in  monthly  installments   of
principal  and interest (8%) through May  1,  2016  (20
years); is collateralized by real property; and is subject to prepayment penalties.

Aggregate principal payments due on the mortgage debt are as follows:

     1997                       $    26,572
     1998                            28,777
     1999                            31,165
     2000                            33,752
     2001                            36,554
     Thereafter                   1,028,631
                                $ 1,185,451

Note (5) Commitments and Contingencies

In   November   1994,  the  Partnership   received   an
unfavorable ruling related to litigation surrounding  a
fire  at  Creek  Ridge Apartments. As of  December  31,
1996,  the remaining settlement amount totaled  $50,000
and was accrued. The Partnership also accrued an additional $120,000 for separate pending litigation of the same nature. These amounts are covered by the Partnership's insurance carrier and, accordingly, an insurance receivable for these amounts was recorded at December 31, 1996. All amounts were settled subsequent to year end.

Note (6) Related Party Transactions

The  Partnership incurred $10,538, $10,844 and  $11,028
in partnership management fees for services provided by
the  Corporate General Partner for 1996, 1995 and 1994,
respectively.   Edgemark  Management  Corporation,   an
affiliate  of  the  Corporate General  Partner,  earned
property  management  fees in the  amount  of  $10,671,
$54,221  and $58,186 from the Partnership during  1996,
1995   and   1994,   respectively,  and  administrative
services fees (for tax services)in the amount of $4,000 for both 1995 and 1994. Edgemark Management Corporation also received a loan brokerage fee of $12,000 in 1996.

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

             NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note (6) Related Party Transactions (continued)

Effective  January  1,  1996,  the  Corporate   General
Partner  engaged  LEDIC  Management  Group,  Inc.  (not
affiliated  with  the  Corporate  General  Partner)  as
subagent   for  the  management  of  the  Partnership's
properties.

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



March 31,1997     By: Rand E. McNeal
                  Rand E. McNeal, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 31, 1997    By:  Craig D. Caldwell
                  Craig D. Caldwell, Director of PWPC


March 31, 1997    By:  Rand E. McNeal
                  Rand E. McNeal, President and CEO

                             Exhibit 16.1



Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C.   20549

Ladies and Gentlemen:

We  have  read  Item  4 of Pioneer  Western  Properties
Income  Fund  Limited  Partnership's  Form  8-K,  dated
September 24, 1996 and are in agreement with the statements contained therein.

Very truly yours,




Price Waterhouse, LLP
Tampa, Florida
September 24, 1996