Form 10-Q
period 1997-03-31
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1997-05-15
CIK 799320

                               FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 1997
                                  OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

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

There is no market for the registrant's securities and, therefore, aggregate market value of the holdings of non-affiliates cannot be determined.

      Title of Each Class                  Number of Units
UNITS OF LIMITED PARTNERSHIP              At March 31, 1997
INTEREST:  $250.00 PER UNIT                      22,309

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)




                              INDEX

                                                      Page Number
PART I   FINANCIAL INFORMATION

Item 1.   The Partnership's Financial Statements

          Balance Sheets as of March 31, 1997 and           3
          December 31, 1996

          Statements of Income for the three months         4
          ended March 31, 1997 and 1996

          Statements of Changes in Partners'                5
          Capital for the period December 31, 1995
          to March 31, 1997

          Statements of Cash Flows for the three           6-7
          months ended March 31, 1997 and 1996

          Notes to Financial Statements                    8-10

Item 2.   Management's Discussion and Analysis of         11-12
          Financial Condition and Results of Operations

PART II OTHER INFORMATION                                   12

          SIGNATURES                                        13

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                         BALANCE SHEETS


                                     March 31,       December 31,
                                      1997                1996
                                   (unaudited)
Assets

Investments in real estate:
   Land                             $  680,000         $  680,000
   Buildings and furnishings,
   net of accumulated depreciation
   of $1,606,780 and $1,561,855      4,183,014          4,221,642
                                     4,863,014          4,901,642

Cash and cash equivalents              362,534            170,920
Marketable debt securities                   -            168,798
Insurance receivable                         -            170,000
Other assets                            83,767             72,288
                                    $5,309,315         $5,483,648


Liabilities and Partners' Capital

Liabilities:

Accounts payable and
  accrued expenses                  $   40,644         $   19,990
Accrued litigation reserve                   -            170,000
Tenant security deposits                34,542             36,751
Mortgage on real estate              1,179,006          1,185,451
   Total liabilities                 1,254,192          1,412,192

Partners' Capital:

General partner                         29,307             28,124
Limited partners                     4,025,816          4,043,332
   Total partners' capital           4,055,123          4,071,456
                                    $5,309,315         $5,483,648








See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                      STATEMENTS OF INCOME


                                    Three Months Ended March 31,
                                     1997                1996
                                  (unaudited)         (unaudited)

Revenues:

Rental income                      $286,921            $267,523
Interest and other                    2,384               7,260
                                    289,305             274,783

Expenses:

Operating                           176,687             140,727
General and administrative            8,049              10,279
Depreciation and amortization        47,235              44,925
Interest                             23,667              30,615
                                    255,638             226,546

Net income                         $ 33,667            $ 48,237

Net income allocable to:

General partner                    $  1,683            $  2,412

Limited partners                   $ 31,984            $ 45,825

Earnings per limited partnership
   unit (based on an average
   22,309 limited partnership
   units each period):

Net income                         $   1.43            $   2.05



See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     FOR THE PERIOD FROM DECEMBER 31, 1995 TO MARCH 31, 1997


                               Limited      General
                               Partners     Partner    Combined

Balance at December 31, 1995  $4,105,948   $  22,998  $4,128,946

Distributions ($8.88 per avg
    limited partnership unit) (  198,001)  (   2,000) (  200,001)

Net income                       135,385       7,126     142,511

Balance at December 31, 1996   4,043,332      28,124   4,071,456

Distributions ($2.22 per avg
    limited partnership unit) (   49,500)  (     500) (   50,000)

Net income                        31,984       1,683      33,667

Balance at March 31, 1997
    (unaudited)               $4,025,816   $  29,307  $4,055,123

























See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                    STATEMENTS OF CASH FLOWS


                                    Three Months Ended March 31,
                                      1997              1996
                                   (unaudited)       (unaudited)

Operating activities:
 Net income                         $  33,667         $  48,237
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortization       47,235            44,925
   Changes in assets and
    liabilities:
     Insurance receivable             170,000                 -
     Other assets                     (13,789)          (23,194)
     Accounts payable and
       accrued expenses                20,654           (25,762)
     Tenant security deposits          (2,209)            5,112
     Accrued litigation reserve      (170,000)                -
      Total adjustments                51,891             1,081

      Net cash provided by
        operating activities           85,558            49,318

Investing activities:
 Capital additions                     (6,297)                -
 Maturity of debt securities          168,798           199,386

     Net cash provided by
        investing activities          162,501           199,386








                    (continued on next page)

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


              STATEMENTS OF CASH FLOWS -- continued


                                     Three Months Ended March 31,
                                      1997              1996
                                   (unaudited)       (unaudited)

Financing activities:
 Principal payments on mortgages       (6,445)        (19,249)
 Distributions to partners            (50,000)        (50,000)

     Net cash used in financing
      activities                      (56,445)        (69,249)

Net increase in cash
   and cash equivalents               191,614         179,455

Cash and cash equivalents:
   Beginning of period                170,920         251,812

   End of period                   $  362,534       $ 431,267


Supplemental disclosures
   of cash flow information:

Cash paid during the period for
  interest                         $   23,667       $  30,712
















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

Note 2 - Basis of Presentation

The  accompanying financial statements  are  unaudited
and  have  been prepared in accordance with  generally
accepted  accounting principles for interim  financial
information and with the instructions to the Quarterly
Report on Form 10-Q and Article 10 of Regulation  S-X.
Accordingly,   they  do  not  include   all   of   the
information   and  footnotes  required  by   generally
accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
These financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

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

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


Note 3 - Commitments and Contingencies

In   November  1994,  the  Partnership  received   an
unfavorable ruling related to litigation surrounding a fire at Creek Ridge Apartments. As of December 31,
1996, the remaining settlement amount totaled $50,000 and was accrued. The Partnership also accrued an additional $120,000 for separate pending litigation of the same nature. These amounts were covered by the Partnership's insurance and all amounts were settled subsequent to December 31, 1996.

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

As   of March 31, 1997, 92% of the Partnership's total
assets   were  invested  in  the  Partnership's   real
estate  portfolio  which consisted   of  Creek   Ridge
Apartments and Pleasant Terrace Apartments located  in
Knoxville, Tennessee, and Foxwood Apartments located in Augusta, Georgia.


Results of Operations

The   Partnership  produced  gross  rental  income   of
$286,921  during the three months ended March 31,  1997
compared to gross rental income of $267,523 during the same period of 1996. Related operating and general and administrative expenses were $184,736 and $151,006 for the three months ended March 31, 1997 and 1996, respectively. Net rental income decreased approximately
12% to $102,185 for the three months ended March 31, 1997 from $116,512 for the same period in 1996 as a result of increased repairs and maintenance costs.

Depreciation and amortization increased to $47,235 for the three months ended March 31, 1997 from $44,925 for the same period in 1996. Interest expense decreased to $23,667 for the three months ended March 31, 1997 from $30,615 for the same period in 1996.

The    Partnership's   properties   maintained   stable
occupancy  during  the first three months  ended  March
31, 1997 at a rate of 91%.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


Item 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


Net income and cash flows provided by operations for the three months ended March 31, 1997 were $33,667 and $85,558, respectively, compared with a net income of $48,237 and operating cash flow of $49,318 during the same period in 1996.

Liquidity and Capital Resources

Excess funds were invested at money market rates and are considered adequate by management to fund the Partnership's activities including capital improvements scheduled for the Partnership's properties.


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



March 15,1997         By: Rand E. McNeal
                      Rand E. McNeal, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 15, 1997        By:  Craig D. Caldwell
                           Craig D. Caldwell, Director of PWPC


March 15, 1997        By:  Rand E. McNeal
                           Rand E. McNeal, Principal Executive
                               Officer