Form 10-Q
period 1997-06-30
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1997-08-14
CIK 799320

                               FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 1997

                                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to _____________.

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

                                 NONE
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. YES X NO

There is no market for the registrant's securities and, therefore, aggregate market value of the holdings of non-affiliates cannot be determined.

      Title of Each Class                  Number of Units
UNITS OF LIMITED PARTNERSHIP              At June 30, 1997
INTEREST:  $250.00 PER UNIT                      22,309

    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)




                              INDEX

                                                      Page
Number
PART I   FINANCIAL INFORMATION

Item 1.   The Partnership's Financial Statements

          Balance Sheets as of June 30, 1997 and         3
          December 31, 1996

          Statements of Income for the six months        4
          ended June 30, 1997 and 1996

          Statements of Income (Loss) for the three
          months ended June 30, 1997 and 1996            5

          Statements of Changes in Partners'             6
          Capital for the period December 31, 1995
          to June 30, 1997

         Statements of Cash Flows for the six            7-8
          months ended June 30, 1997 and 1996

          Notes to Financial Statements                 9-11

Item 2.   Management's Discussion and Analysis of      12-13
          Financial Condition and Results of Operations

PART II OTHER INFORMATION                                 13

          SIGNATURES                                      14

    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                         BALANCE SHEETS


                                       June 30,     December 31,
                                         1997          1996
                                     (unaudited)
Assets

Investments in real estate:
   Land                              $   680,000       $680,000
   Buildings and furnishings,
   net of accumulated depreciation
   of $1,668,265 and $1,561,855        4,130,809       4,221,642
                                       4,810,809       4,901,642

Cash and cash equivalents                358,605         170,920
Marketable debt securities                     -         168,798
Insurance receivable                           -         170,000
Other assets                             101,740          72,288
                                     $ 5,271,154      $5,483,648


Liabilities and Partners' Capital

Liabilities:

Accounts payable and
  accrued expenses                   $    65,409       $  19,990
Accrued litigation reserve                     -         170,000
Tenant security deposits                  36,403          36,751
Mortgage on real estate                1,172,431       1,185,451
   Total liabilities                   1,274,243       1,412,192

Partners' Capital:

General partner                           28,397          28,124
Limited partners                       3,968,514       4,043,332
   Total partners' capital             3,996,911       4,071,456
                                     $ 5,271,154      $5,483,648










See Notes to Financial Statements.

    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                      STATEMENTS OF INCOME


                                   Six Months Ended June 30,
                                     1997            1996
                                  (unaudited)     (unaudited)

Revenues:

Rental income                     $  570,165       $  532,362
Interest and other                     4,668           10,737
                                     574,833          543,099

Expenses:

Operating                            359,556          283,815
General and administrative            36,208           21,507
Depreciation and amortization        106,410           89,850
Interest                              47,204           61,011
                                     549,378          456,183

Income before extraordinary item      25,455           86,916

Extraordinary item - loss from
  early extinguishment of debt             -          (27,376)

Net income                        $   25,455       $   59,540


Net income allocable to:

General partner                   $    1,273       $    2,977

Limited partners                      24,182           56,563

Earnings (loss) per limited
   partnership unit (based on
   an average 22,309 limited
   partnership units each period):

Income before extraordinary
   item                           $     1.08       $     3.70

Extraordinary item                $        -       $    (1.17)

Net income                        $     1.08       $     2.53



See Notes to Financial Statements.

    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                   STATEMENTS OF INCOME (LOSS)


                                   Three Months Ended June 30,
                                       1997            1996
                                   (unaudited)     (unaudited)

Revenues:

Rental income                      $  283,244       $  264,839
Interest and other                      2,284            3,477
                                      285,528          268,316

Expenses:

Operating                             182,867          143,088
General and administrative             28,161           11,228
Depreciation and amortization          59,175           44,925
Interest                               23,537           30,396
                                      293,740          229,637

Income (loss) before
   extraordinary item                  (8,212)          38,679

Extraordinary item - loss from
  early extinguishment of debt              -          (27,376)

Net income (loss)                  $   (8,212)      $   11,303


Net income (loss) allocable to:

General partner                    $     (411)      $      565

Limited partners                       (7,801)          10,738

Earnings (loss) per limited
   partnership unit (based on
   an average 22,309 limited
   partnership units each period):

Income (loss) before
   extraordinary item              $     (.35)      $     1.65

Extraordinary item                 $        -       $    (1.17)

Net income (loss)                  $     (.35)      $      .48


See Notes to Financial Statements.

    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     FOR THE PERIOD FROM DECEMBER 31, 1995 TO JUNE 30, 1997


                                    Limited      General
                                    Partners     Partner    Combined

Balance at December 31, 1995      $ 4,105,948   $ 22,998   $ 4,128,946

Distributions ($8.88 per avg
    limited partnership unit)        (198,001)    (2,000)     (200,001)

Net income                            135,385      7,126       142,511

Balance at December 31, 1996        4,043,332     28,124     4,071,456

Distributions ($4.44 per avg
    limited partnership unit)         (99,000)    (1,000)     (100,000)

Net income                             24,182      1,273        25,455

Balance at June 30, 1997
    (unaudited)                   $ 3,968,514   $ 28,397   $ 3,996,911


























See Notes to Financial Statements.

    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                    STATEMENTS OF CASH FLOWS


                                       Six Months Ended June 30,
                                            1997         1996
                                         (unaudited)  (unaudited)

Operating activities:
 Net income                              $  25,455      $  59,540
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Extraordinary item                            -         27,376
   Depreciation and amortization           106,410         89,850
   Changes in assets and
    liabilities:
     Insurance receivable                  170,000              -
     Other assets                          (29,452)       (54,058)
     Accounts payable and
       accrued expenses                     45,419         22,174
     Tenant security deposits                 (348)         3,462
     Accrued litigation reserve           (170,000)             -
      Total adjustments                    122,029         88,804

      Net cash provided by
        operating activities               147,484        148,344

Investing activities:
 Capital additions                         (15,577)       (16,006)
 Maturity of debt securities               168,798        199,386
 Purchase of debt securities                     -       (164,119)

      Net cash provided by
        investing activities               153,221         19,261








                    (continued on next page)

    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


              STATEMENTS OF CASH FLOWS -- continued


                                          Six Months Ended June 30,
                                            1997            1996
                                         (unaudited)    (unaudited)

Financing activities:
 Proceeds from mortgage refinancing,
   net of loan fees                              -       1,144,565
 Premiums on early extinguishment
   of debt                                       -         (27,376)
 Principal payments on mortgages           (13,020)     (1,277,164)
 Distributions to partners                (100,000)       (100,000)

     Net cash used in financing
      activities                          (113,020)       (259,975)

Net increase(decrease)in cash
   and cash equivalents                    187,685         (92,370)

Cash and cash equivalents:
   Beginning of period                     170,920         251,812

   End of period                        $  358,605      $  159,442


Supplemental disclosures
   of cash flow information:

Cash paid during the period for
  interest                              $   47,204      $   63,286
















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

As of June 30, 1997, 91% of the Partnership's total assets were invested in the Partnership's real estate portfolio which consisted of Creek Ridge Apartments and Pleasant Terrace Apartments located in Knoxville, Tennessee, and Foxwood Apartments located in Augusta, Georgia.


Results of Operations

The Partnership produced gross rental income of $283,244 during the three months ended June 30, 1997 compared to gross rental income of $264,839 during the same period of 1996. Related operating and general and administrative expenses were $211,028 and $154,316 for the three months ended June 30, 1997 and 1996, respectively. Net rental income decreased approximately 35% to $72,216 for the three months ended June 30, 1997 from $110,523 for the same period in 1996 as a result of increased floor and wallcover replacement costs (primarily at Foxwood Apartments), repair and maintenance costs, and property taxes.

Depreciation and amortization increased to $59,175 for the three months ended June 30, 1997 from $44,925 for the same period in 1996. Interest expense decreased to $23,537 for the three months ended June 30, 1997 from $30,396 for the same period in 1996 due to the refinancing.

Results for the three months ended June 30, 1996 included an extraordinary loss in the amount of $27,376 related  to  the
mortgage  debt  refinancing  and  early  extinguishment   of
existing mortgage debts.

The occupancy rate of the properties during the six months ended June 30, 1997 was 94%, compared to a rate of 91% for the same period in 1996. Market rents during the six months ended June 30, 1997 were level with those for the same period in 1996.

    PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


Item 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


Net income and cash flows provided by operations for the six months ended June 30, 1997 were $25,455 and $147,484, respectively, compared with a net income of $59,540 and operating cash flow of $148,344 during the same period in 1996.

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

               Pioneer Western Properties Income Fund
               Limited Partnership,
               a Florida limited partnership (Registrant)

               By: Pioneer Western Properties Corporation
                   ("PWPC"), its Corporate General Partner


                       _____________________________________
August 15, 1997        By: Rand E. McNeal
                           Rand E. McNeal, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                       _______________________________________
August 15, 1997        By: Craig D. Caldwell
                           Craig D. Caldwell, Director ofPWPC



                       ________________________________________
August 15, 1997        By: Rand E. McNeal
                           Rand E. McNeal, Principal Executive Officer