Form 10-Q
period 1997-09-30
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1997-11-17
CIK 799320

                               FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 1997
                                  OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to____________.

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

There is no market for the registrant's securities and, therefore, aggregate market value of the holdings of non-affiliates cannot be determined.
                                          Number of Units
     Title of Each Class                 At September 30, 1997
UNITS OF LIMITED PARTNERSHIP                      22,309
INTEREST:  $250.00 PER UNIT

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)




                              INDEX

                                                      Page Number
PART I   FINANCIAL INFORMATION

Item 1.   The Partnership's Financial Statements

          Balance Sheets as of September 30, 1997 and       3
          December 31, 1996

          Statements of Income for the nine months          4
          ended September 30, 1997 and 1996

          Statements of Income for the three months         5
          ended September 30, 1997 and 1996

          Statements of Changes in Partners'                6
          Capital for the period December 31, 1995
          to September 30, 1997

          Statements of Cash Flows for the nine            7-8
          months ended September 30, 1997 and 1996

          Notes to Financial Statements                    9-11

Item 2.   Management's Discussion and Analysis of         12-13
          Financial Condition and Results of Operations

PART II OTHER INFORMATION                                   13

          Signatures                                        14

     PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                   (A Florida Limited Partnership)


                         BALANCE SHEETS


                                   September 30,    December 31,
                                      1997              1996
                                   (unaudited)
Assets

Investments in real estate:
   Land                             $  680,000         $  680,000
   Buildings and furnishings,
   net of accumulated depreciation
   of $1,707,410 and $1,561,855      4,100,121          4,221,642
                                     4,780,121          4,901,642

Cash                                   208,698            170,920
Marketable debt securities             175,000            168,798
Insurance receivable                         -            170,000
Other assets                           111,412             72,288
                                    $5,275,231         $5,483,648


Liabilities and Partners' Capital

Liabilities:

Accounts payable and
  accrued expenses                  $   84,504         $   19,990
Accrued litigation reserve                   -            170,000
Tenant security deposits                36,570             36,751
Mortgage on real estate              1,165,722          1,185,451
   Total liabilities                 1,286,796          1,412,192

Partners' Capital:

General partner                         29,973             28,124
Limited partners                     3,958,462          4,043,332
   Total partners' capital           3,988,435          4,071,456
                                    $5,275,231         $5,483,648









See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                      STATEMENTS OF INCOME


                                   Nine Months Ended September 30,
                                      1997               1996
                                   (unaudited)        (unaudited)

Revenues:

Rental income                       $845,333           $789,598
Interest                               8,048             13,233
                                     853,381            802,831

Expenses:

Operating                            519,525            450,868
General and administrative            50,715             29,371
Depreciation                         145,555            134,775
Interest                              70,607             82,893
                                     786,402            697,907
   Income before extraordinary
     item                             66,979            104,924

Extraordinary item - loss from
  early extinguishment of debt             -            (27,376)

    Net income                      $ 66,979           $ 77,548

Net income allocable to:

General partner                     $  3,349           $  3,877

Limited partners                    $ 63,630           $ 73,671

Earnings (loss) per limited partnership
   unit (based on an average
   22,309 limited partnership
   units each period):

Income before
  extraordinary item                 $  2.85          $    4.47

Extraordinary item                   $     -          $   (1.17)

Net income                           $  2.85          $    3.30



See Notes to Financial Statements.

       PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                       STATEMENTS OF INCOME


                                 Three Months Ended September 30,
                                    1997          1996
                                 (unaudited)          (unaudited)

Revenues:

Rental income                      $275,168             $257,236
Interest                              3,380                2,496
                                    278,548              259,732

Expenses:

Operating                           159,969              167,053
General and administrative           14,507                7,864
Depreciation                         39,145               44,925
Interest                             23,403               21,882
                                    237,024              241,724

   Net income                      $ 41,524             $ 18,008

Net income allocable to:

General partner                    $  2,076             $    900

Limited partners                   $ 39,448             $ 17,108

Earnings per limited partnership
   unit (based on an average
   22,309 limited partnership
   units each period):

Net income                         $   1.77             $    .77













See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     FOR THE PERIOD FROM DECEMBER 31, 1995 TO September 30, 1997


                               Limited      General
                               Partners     Partner    Combined

Balance at December 31, 1995  $4,105,948   $  22,998  $4,128,946

Distributions ($8.88 per avg
    limited partnership unit) (  198,001)  (   2,000) (  200,001)

Net income                       135,385       7,126     142,511

Balance at December 31, 1996   4,043,332      28,124   4,071,456

Distributions ($6.66 per avg
   limited partnership unit)  (  148,500)  (   1,500) (  150,000)

Net income                        63,630       3,349      66,979

Balance at September 30, 1997 $3,958,462   $  29,973  $3,988,435


























See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                    STATEMENTS OF CASH FLOWS


                                  Nine Months Ended September 30,
                                    1997       1996
                                   (unaudited)       (unaudited)

Operating activities:
 Net income                         $  66,979         $  77,548
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Extraordinary item                       -            27,376
   Depreciation                       145,555           134,775
   Amortization of loan costs           3,696                 -
   Changes in assets and
    liabilities:
     Other assets                     (42,820)          (45,276)
     Accounts payable and
       accrued expenses                64,514            39,411
     Tenant security deposits            (181)             (126)
      Total adjustments               170,764           156,160

      Net cash provided by
        operating activities          237,743           233,708

Investing activities:
 Capital additions                    (24,034)          (36,828)
 Purchase of debt securities         (175,000)         (166,615)
 Maturity of debt securities          168,798           199,386

     Net cash used in
        investing activities          (30,236)           (4,057)

Financing activities:
 Proceeds from mortgage
   refinancing                              -         1,200,000
 Loan fees paid                             -           (55,435)
 Premiums on early
   extinguishment of debt                   -           (27,376)
 Principal payments on mortgages      (19,729)       (1,285,395)
 Distributions to partners           (150,000)         (150,000)

     Net cash used in financing
      activities                     (169,729)         (318,206)




                    (continued on next page)

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


              STATEMENTS OF CASH FLOWS -- continued


                                  Nine Months Ended September 30,
                                      1997              1996
                                   (unaudited)       (unaudited)

Net increase (decrease) in cash       37,778            (88,555)

Cash:
   Beginning of period               170,920            251,812

   End of period                   $ 208,698         $  163,257


Supplemental disclosures
   of cash flow information:

Cash paid during the period for
  interest                         $  70,421         $   82,893


In  January 1997, the Partnership's insurance  carrier
settled   with  the  plaintiffs  in  their  litigation
surrounding a fire loss at one of its properties.  The
Partnership   had  accrued  a  receivable   from   its
insurance carrier and a liability to the plaintiffs in the amount of $170,000 at December 31, 1996.





















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

As   of  September 30, 1997, 91% of the  Partnership's
total  assets   were invested  in  the   Partnership's
real   estate  portfolio  which consisted   of   Creek
Ridge   Apartments  and  Pleasant  Terrace  Apartments
located    in    Knoxville,  Tennessee,  and   Foxwood
Apartments located in Augusta, Georgia.


Results of Operations

Comparison of the Three Months Ended September 30, 1997
to  1996  and Nine Months Ended September 30,  1997  to
1996

The occupancy rates of the properties during the 3 and 9 months ended September 30, 1997 compared to 1996 were as follows:

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
(A Florida Limited Partnership)

                             3 Months        9 Months
                           1997    1996   1997    1996

    Foxwood                96.2%   83.7%  96.2%   83.9%
    Creek Ridge            93.7%   94.7%  93.2%   95.1%
    Pleasant Terrace       86.9%   84.9%  88.2%   90.1%

Market  rents during the 3 and 9 months ended September
30, 1997 were level with those for the same periods in 1996.

Operating expenses increased during the 3 and 9  months
ended  September 30, 1997 compared to 1996 due to:  (i)
refurbishing  units  (principally  at  Foxwood);   (ii)
payroll;  and  (iii) property tax and insurance  costs.
General and administrative expenses have increased partially due to service fees for SEC filings and other professional services.

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

Liquidity and Capital Resources

Excess funds are invested in government securities and
money  market  accounts.  Such  funds  are  considered
adequate   by   management   for   the   Partnership's
activities including capital improvements.


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



November 17, 1997 By: Rand E. McNeal
                      Rand E. McNeal, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


November 17, 1997  By:  Craig D. Caldwell
                        Craig D. Caldwell, Director of PWPC


November 17, 1997  By:  Rand E. McNeal
                        Rand E. McNeal, Principal Executive Officer