Form 10-K
period 1997-12-31
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1998-03-05
CIK 799320

                               FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended DECEMBER 31, 1997
                                  OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to _______________.

Commission file number 33-8230

      PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)

          FLORIDA                       59-2703685
(State or other jurisdiction of   (IRS Employer Identification #)
 incorporation or organization)

     3001 EXECUTIVE DRIVE, SUITE 260, CLEARWATER, FL  33762
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

                                            Number of Units
     Title of Each Class                 At December 31, 1997
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

The Corporate General Partner is Pioneer Western Properties Corporation ("PWPC"). The Individual General Partner was Joseph
A. Barringer until he assigned his interest in the Partnership to PWPC effective January 13, 1989. The executive offices of the Corporate General Partner and the Partnership are located at 3001 Executive Drive, Suite 260, Clearwater, Florida, 33762 and their telephone number is (813) 573-1201. For further discussion regarding the sale of the Corporate General Partner, see Item 13, "Certain Relationships and Related Transactions," on page 11.

Current Operations

The overall average occupancy for the Partnership's three Properties for 1997 was approximately 92% as compared to 89% for 1996. Market rents did not change in 1997 compared to year end 1996 rents. Property operating expenses increased during 1997 primarily due to refurbishing costs at all properties. Mortgage interest in 1997 decreased due to the refinancing in April 1996. Furnishings (principally carpets and appliances) were replaced on a routine basis as necessary at all Properties throughout 1997.

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

Management and Employees

The Partnership has no employees. Property (site) management services during 1997 were provided by LEDIC Management Group, Inc., an unaffiliated property management company located in Memphis, Tennessee. On-site representatives were employed by LEDIC and the Partnership reimbursed LEDIC for the direct payroll cost of these employees. LEDIC employed approximately eight individuals in connection with the operations of the Properties.

Prior to January 1, 1996, property (site) management services for the Properties was provided by Edgemark Management Corporation
(EMC), an affiliate of PWPC.

The Corporate General Partner provides partnership management services and EMC provides project management services.

Industry Segments and Foreign Operations

The Partnership is engaged in only one line of business in one industry segment as described above. The Partnership does not have any foreign operations.

ITEM 2. PROPERTIES

As of December 31, 1997, the Partnership owned three apartment complexes (referred to herein collectively as the "Properties"):

1.Creek Ridge Apartments, Knoxville, Tennessee, is a 95 unit apartment complex that was acquired by the Partnership on March
  31, 1987.

2.Foxwood Apartments, Augusta, Georgia, is a 104 unit apartment complex that was acquired by the Partnership on October 1, 1987.

3.Pleasant Terrace Apartments, Knoxville, Tennessee, is a  64
  unit apartment complex that was acquired by the Partnership on May 1, 1988 from PWPC for approximately $1,187,000.


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

The Creek Ridge Apartment complex consists of five two-story buildings. The development features a classical architectural design with brick veneer construction. Additional architectural features include wooden balconies for upper level units and concrete patios for lower level units. Adequate parking spaces are provided. The amenities at the complex include laundry facilities, a swimming pool, and a tennis court. Each apartment unit includes a range and oven, refrigerator, dishwasher, disposal and wall-to-wall carpeting. Forty-eight percent of the units contain central heating and air conditioning.

Occupancy and Rental Rates for the Past Five Years

The average occupancy rates for Creek Ridge Apartments for each of the past five years were as follows: 1997-92%; 1996-95%; 1995-
95%; 1994-96%; and 1993-96%.

The average monthly (market) rental amount per square foot for each of the past five years was as follows: 1997-$.43; 1996-$.43;
1995-$.48; 1994-$.45; and 1993-$.43.

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

Occupancy and Rental Rates for the Past Five Years

The average occupancy rates for Foxwood Apartments for each of the past five years were as follows: 1997-96%; 1996-85%; 1995-
89%; 1994-89%; and 1993-92%.

The average monthly (market) rental amount per square foot for each of the past five years was as follows: 1997-$.43; 1996-$.43;
1995-$.42; 1994-$.42; and 1993-$.41.

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

Occupancy and Rental Rates for the Past Five Years

The average occupancy rates for Pleasant Terrace Apartments for each of the past five years were as follows: 1997-88%; 1996-90%;
1995-96%; 1994-93%; and 1993-96%.

The average monthly (market) rental amount per square foot for each of the past five years was as follows: 1997-$.45; 1996-$.45;
1995-$.49; 1994-$.47; and 1993-$.43.

ITEM 3. LEGAL PROCEEDINGS

In November 1994, the Partnership received an unfavorable ruling from the Circuit Court for Knox County, Tennessee, Case No. 2-598-90, in the class action brought by former and present tenants of Creek Ridge Apartments against the Partnership, PWPC, Evans Realty, Inc. (former property manager) and Joseph Dixon. The action was filed on July 31, 1990 in Knox County, Tennessee. The plaintiffs were seeking damages of $6 million for damages they allege they suffered resulting from a fire which destroyed one of the apartment buildings on August 11, 1989. The court awarded $300,000 to the plaintiffs. As of December 31, 1996, the
remaining  settlement  amount  totaled  $50,000  and  was   fully
accrued. The Partnership also accrued an additional $120,000 for separate pending litigation of the same nature.

These amounts were covered by the Partnership's insurance carrier and, accordingly, a receivable for these amounts was recorded at December 31, 1996. All claims were settled by the insurance carrier in January 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997 by means of a proxy solicitation or otherwise.

                              PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There is presently no public market for the Limited Partnership interests in the Partnership, and is not anticipated that any public market will develop. As of December 31, 1997, there were 512 Limited Partners in the Partnership.

ITEM 6. SELECTED FINANCIAL DATA

The following is an unaudited schedule of selected financial data for the Partnership as of and for the years ended December 31, 1997, 1996, 1995, 1994, and 1993. The information below should be read in conjunction with the financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7 in this Form 10-K.

                           (in  thousands, except  for  per unit data)
                              1997      1996       1995    1994     1993

Operating Results

Revenues                   $ 1,136     $1,066    $1,101  $1,113   $1,091
Income before
  extraordinary loss           146        170       154     173      162
Extraordinary loss               -        (27)        -       -        -
Net income                     146        143       154     173      162
Income (loss) per unit(1):
  Income before
   extraordinary loss         6.21       7.23      6.57    7.36     6.91
  Extraordinary loss             -      (1.16)        -       -        -
  Net income                  6.21       6.07      6.57    7.36     6.91
Distributions
  per unit (1)                8.88       8.88      8.88    7.99     7.10
Net cash
 provided by
 operating
 activities                    344        309       344     376      344

                               (in  thousands, except for  per unit data)
                              1997       1996     1995     1994     1993

Financial Condition

Total assets                 5,304      5,484     5,656    6,009   5,693
Mortgage notes
 payable                     1,159      1,185     1,277    1,350   1,416


(1)Per  unit  share  data  based upon 22,309 Limited  Partnership
   units   outstanding  for the years ended  December  31,  1997,
   1996, 1995, 1994 and 1993.


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

Results of Operations

1997 Compared to 1996

Net income increased to $145,816 for the year ended December 31, 1997 from $142,511 for the year ended December 31, 1996. Income from operations (before extraordinary item, depreciation, amortization, and interest income and expense) was $397,817 in 1997 compared to $443,551 in 1996. Rental income increased in 1997 due to decreased vacancies at Foxwood Apartments. Operating expenses increased in 1997 due to refurbishing costs (labor and materials)at all Properties to maintain their marketable condition. Interest expense decreased due to the debt refinancing in April 1996.

1996 Compared to 1995

The refinancing and early extinguishment of debt in 1996 discussed below resulted in an extraordinary loss of $27,376 which decreased net income to $142,511 for the year ended December 31, 1996 from $154,309 for the year ended December 31, 1995. Income before extraordinary item increased to $169,887 for the year ended December 31, 1996 from $154,309 for the year ended December 31, 1995 due to a decrease in operating expenses and interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

1996 Compared to 1995 (continued)

Income from operations (before extraordinary item, depreciation, and interest income and expense) was $443,551 in 1996 compared to $440,485 in 1995. Rental income decreased in 1996 due to increased vacancies at Foxwood Apartments. Operating expenses decreased in 1996 due to lower contract labor (refurbishing) costs.

Liquidity and Capital Resources

In April 1996, the Partnership refinanced its mortgage debt on Creek Ridge Apartments using the proceeds to payoff the old mortgage and early extinguish the outstanding mortgage debt on Foxwood Apartments. The interest rate on the Partnership's mortgage debt was reduced to 8% and monthly debt service was reduced by $6,617. At December 31, 1997, the Partnership had cash of $210,094 which increased $39,174 since December 31, 1996.

The Partnership has its excess cash invested in marketable debt securities.

The Corporate General Partner believes that liquid assets available are adequate to meet future liquidity and capital expenditure requirements. Future cash distributions will depend on factors such as cash generated from operations, property sales, debt repayment and capital improvements. Cash distributions of $200,001 were paid each year during 1997, 1996 and 1995, and $50,000 was paid in the first quarter of fiscal 1998 for fourth quarter 1997 operations.

Accounting Matters

During 1997, the Financial Accounting Standards Board issued the following statements:

   No. 128 Earnings Per Share
   No. 129 Disclosure of Information about Capital Structure
   No. 130 Reporting Comprehensive Income
   No. 131 Disclosures  about Segments of  an  Enterprise  and
             Related Information

The adoption of Statement No.'s 128 and 129 in 1997 did not effect the computation of amounts and disclosures provided in the financial statements. The adoption of Statement No.'s 130 and 131 is not expected to materially affect the Partnership's financial statements or disclosures.

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

The report by Price Waterhouse LLP on the Partnership's financial statements as of and for the year ended December 31, 1995 was unqualified and was not modified as to uncertainty, audit scope, or accounting principles.

The Partnership is a limited partnership and, therefore, does not have any officers or directors. All management functions of the Partnership are performed by the Corporate General Partner who elected to make the change.

There were no disagreements with Price Waterhouse LLP for the year ended December 31, 1995 on any matter of the accounting principles or practices, financial statement disclosure, or auditing scope or procedure nor any "reportable events" prior to the change.

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

                         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership and, therefore, does not have any officers or directors. All management functions of the Partnership are performed by the Corporate General Partner. The following persons are serving as officers, directors or key employees of PWPC:

    Name                 Age                  Title

Craig   D.   Caldwell    48            Director and Vice President
Rand E. McNeal           45            Director, President and
                                         Chief Executive Officer

ITEM  10.  DIRECTORS  AND EXECUTIVE OFFICERS  OF  THE  REGISTRANT
(continued)

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

ITEM 11. EXECUTIVE COMPENSATION

The Partnership is a limited partnership and, therefore, has no officers or directors. Thus, the Partnership pays no executive compensation. None of the officers or directors of the Corporate General Partner received any renumeration from the Partnership in 1997. As the Managing General Partner, the Corporate General Partner is entitled to receive a share in revenues, to be compensated for services provided on a competitive basis and to be reimbursed for certain direct expenses and certain general and administrative expenses. (See Item 13, "Certain Relationships and Related Transactions," below.)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL INTEREST
         OWNERS AND MANAGEMENT

No Limited Partner owns 5% or more of the outstanding units. The Corporate General Partner directly owns 144 Limited Partnership units (.65%) and the officers and directors of the Corporate General Partner own or control another 516 Limited Partnership units (2.31%) as of December 31, 1997. The Corporate General Partner is not aware of any arrangements other than those disclosed herein which may at a subsequent date result in a change of control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Corporate General Partner was a wholly-owned subsidiary of Enstar Financial Services, Inc. On March 19, 1991, Enstar Financial Services, Inc. sold 100% of the outstanding stock of PWPC to Edgemark Group, Inc. The Corporate General Partner retained its existing management.

The Corporate General Partner received cash distributions totalling $2,000 and management fees totalling $11,289 (1% of specified revenues) from the Partnership during the year ended December 31, 1997. No director or officer of the Corporate General Partner, nor any associate of them, was indebted to the Partnership at any time during the year ended December 31, 1997.

Effective January 1, 1996, the Corporate General Partner engaged LEDIC Management Group, Inc. (not affiliated with the Corporate General Partner) as subagent for the property (site) management of the Properties for a fee of 4% of specified revenues. Prior to this date, Edgemark Management Corporation (EMC), an affiliate of the Corporate General Partner, provided property (site) and project management services for a fee of 5% of specified revenues. EMC received project management fees totalling $12,755 (1% of specified revenues) during the year ended December 31, 1997.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 10-K


                                                             Page
Reference
(a)(1)Financial Statements

      Report of Independent Accountants
        as of and for the years ended
        December 31, 1997, 1996 and 1995                     15

      Balance Sheets as of December 31, 1997 and 1996        16

      Statements of Income for the years ended
        December 31, 1997, 1996 and 1995                     17

      Statements of Changes in Partners' Capital
       for the years ended December 31, 1997,
       1996 and 1995                                         18

      Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995                  19-20

      Notes to Financial Statements                       21-25


(a)(2)Schedules

     All schedules and other financial statements have been omitted because they are not required or because the information is presented in the financial statements or related notes.

(b) Reports on Form 8-K

     No filings of Form 8-K were made during the last quarter of 1997.

(c) Exhibits

    Exhibit
    Number    Exhibit

      3.1  Second  Amended  and  Restated  Certificate  of
           Limited Partnership (incorporated by reference from Form 10-K filed for the year ended December 31, 1989)

     16.1  Letter regarding change in certifying accountant
           - filed herewith.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (a Florida Limited Partnership)

                      Financial Statements

      For the Years Ended December 31, 1997, 1996 and 1995

To the Partners
Pioneer Western Properties
   Income Fund Limited Partnership


                       Report of Independent Accountants

We  have  audited  the  accompanying balance  sheets  of  Pioneer
Western Properties Income Fund Limited Partnership (a Florida Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Pioneer Western Properties Income Fund Limited Partnership as of December 31, 1995 were audited by other auditors whose report dated February 2, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Western Properties Income Fund Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Rhea & Ivy, P.L.C.
Memphis, Tennessee
January 27, 1998

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

                         BALANCE SHEETS

                   December 31, 1997 and 1996


                                                  1997        1996
Assets

Investments in real estate:
   Land                                       $  680,000  $  680,000
   Buildings and furnishings,
   net of accumulated depreciation
   of $1,726,567 and $1,561,855                4,128,816   4,221,642
                                               4,808,816   4,901,642

Cash                                             210,094     170,920
Marketable debt securities                       175,000     168,798
Insurance receivable                                   -     170,000
Other assets                                     110,337      72,288
                                              $5,304,247  $5,483,648


Liabilities and Partners' Capital

Liabilities:

Accounts payable and
  accrued expenses                            $   93,122  $   19,990
Accrued litigation reserve                             -     170,000
Tenant security deposits                          34,975      36,751
Mortgage on real estate                        1,158,879   1,185,451
   Total liabilities                           1,286,976   1,412,192

Partners' Capital:

General partner                                   33,415      28,124
Limited partners                               3,983,856   4,043,332
   Total partners' capital                     4,017,271   4,071,456
                                              $5,304,247  $5,483,648











See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

                      STATEMENTS OF INCOME

   For the Three Years Ended December 31, 1997, 1996 and 1995


                                   1997        1996        1995
Revenues:

Rental income                  $1,124,987   $1,052,908   $1,084,410
Interest                           10,976       12,723       16,196
                                1,135,963    1,065,631    1,100,606

Expenses:

Operating                         670,627      565,602      608,613
General and administrative         56,543       43,755       35,312
Depreciation and amortization     169,101      179,700      175,799
Interest                           93,876      106,687      126,573
                                  990,147      895,744      946,297
   Income before extraordinary
     item                         145,816      169,887      154,309

Extraordinary item - loss
  from early extinguishment
  of debt                               -      (27,376)           -

    Net income                 $  145,816   $  142,511   $  154,309

Net income allocable to:

General partner                $    7,291   $    7,126   $    7,715

Limited partners               $  138,525   $  135,385   $  146,594

Earnings (loss) per limited
  partnership unit (based on
  an average 22,309 limited
  partnership units each
  year):

Income before
  extraordinary item           $     6.21   $     7.23   $     6.57

Extraordinary item             $        -   $    (1.16)   $       -

Net income                     $     6.21   $     6.07    $    6.57




See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 A Florida Limited Partnership)

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

   For the Three Years Ended December 31, 1997, 1996 and 1995


                                   Limited      General
                                   Partners     Partner     Combined


Balance at January 1, 1995        $4,157,355   $  17,283   $4,174,638

Distributions ($8.88 per avg
   limited partnership unit)      (  198,001)  (   2,000)    (200,001)

Net income                           146,594       7,715      154,309

Balance at December 31, 1995       4,105,948      22,998    4,128,946

Distributions ($8.88 per avg
    limited partnership unit)     (  198,001)  (   2,000)    (200,001)

Net income                           135,385       7,126      145,511

Balance at December 31, 1996       4,043,332      28,124    4,071,456

Distributions ($8.88 per avg
   limited partnership unit)      (  198,001)  (   2,000)    (200,001)

Net income                           138,525       7,291      145,816

Balance at December 31, 1997     $ 3,983,856  $   33,415   $4,017,271



















See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

                    STATEMENTS OF CASH FLOWS

   For the Three Years Ended December 31, 1997, 1996 and 1995


                                   1997         1996          1995

Operating activities:
 Net income                     $ 145,816      $ 142,511    $ 154,309
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Extraordinary item                   -        27,376             -
   Depreciation                   164,712       179,700       175,799
   Amortization                     4,389             -             -
   Changes in assets and
    liabilities:
     Insurance receivable         170,000       (45,000)      250,000
     Other assets                 (42,438)       27,455        (1,577)
     Accounts payable and
       accrued expenses            73,132       (68,889)        2,505
     Tenant security deposits      (1,776)        1,081        12,860
     Accrued litigation reserve  (170,000)       45,000      (250,000)
      Total adjustments           198,019       166,723       189,587

      Net cash provided by
        operating activities      343,835       309,234       343,896

Investing activities:
 Capital additions                (71,886)      (46,189)      (48,068)
 Purchase of debt securities     (175,000)     (168,798)     (199,386)
 Maturity of debt securities      168,798       199,386             -

     Net cash used in
        investing activities      (78,088)      (15,601)     (247,454)

                           (continued on next page)

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


              STATEMENTS OF CASH FLOWS -- continued



                                    1997         1996           1995

Financing activities:
 Proceeds from mortgage
   refinancing                           -     1,200,000            -
 Loan fees paid                          -       (55,435)           -
 Premiums on early
   extinguishment of debt                -       (27,376)           -
 Principal payments on mortgages   (26,572)   (1,291,713)     (72,714)
 Distributions to partners        (200,001)     (200,001)    (200,001)

     Net cash used in financing
      activities                  (226,573)     (374,525)    (272,715)

Net increase (decrease) in cash     39,174       (80,892)    (176,273)

Cash:
   Beginning of period             170,920       251,812      428,085

   End of period                $  210,094    $  170,920  $   251,812


Supplemental disclosures
   of cash flow information:

Cash paid during the period for
  interest                      $   93,876    $  105,154  $   127,134



















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

Rental Income

Rental agreements are generally for one-year periods and are accounted for as operating leases. Rental income is reported as earned over the term of the lease. A provision of uncollectible rents is recognized against income as needed and amounted to $31,884, $47,996, and $57,346 in 1997, 1996, and 1995,
respectively.

Investments in Real Estate

Buildings and furnishings are stated at cost less accumulated depreciation. Buildings and improvements are depreciated on the straight-line method over 40 years; the furnishings are depreciated on straight-line and 150% declining balance methods over 10 years; and property improvements are depreciated on the straight-line method over 20 years.

Management reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with the provisions of SFAS No. 121. There were no events or changes in circumstances that indicate impairment as of December 31, 1997 or 1996.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note (2) Summary of Significant Accounting Policies (continued)

Other Assets

The Partnership's other assets are comprised of the following:

                                         December 31,
                                       1997         1996

Escrow deposits                      $ 57,825       16,853
Prepaid insurance                       1,466            -
Deferred loan costs, net               51,046       55,435
                                     $110,337     $ 72,288

Deferred loan costs are amortized on the straight-line method over the mortgage loan period.

Syndication Costs

Syndication and offering costs were charged against limited partners' equity at inception of the Partnership.

Marketable Debt Securities

The Partnership invests excess cash in government securities that are considered to be "held-to-maturity" and, therefore, stated at amortized cost. At December 31, 1997 and 1996, the following securities were owned:

                                                       Maturity
Description                  Principal       Rate        Date

 1997

 Federal Home Loan Bank      $175,000       5.72%          7/98

 1996

 U.S. Treasury Bill          $169,000       5.46%(yield)   1/97

The fair value of the above securities approximates carrying value due to their short-term maturity. There were no sales or transfers of securities classified as "held-to-maturity" during any year in the three year period ended December 31, 1997.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note (2) Summary of Significant Accounting Policies (continued)

Income Taxes

No provision has been made for income taxes as the tax effect of the Partnership's activities accrues to the Partners.

Note (3) Investments in Real Estate

The cost and accumulated depreciation of the Partnership's properties at December 31, 1997, is as follows:

                               Buildings
                                 and                   Accumulated
                     Land     Furnishings    Total    Depreciation

Creek Ridge
  Apartments       $230,000   $1,985,624  $2,215,624   $  612,193

Foxwood
  Apartments        315,000    2,650,814   2,965,814      775,645

Pleasant Terrace
  Apartments        135,000    1,218,945   1,353,945      338,729

    Total          $680,000   $5,855,383  $6,535,383   $1,726,567

Note (4) Mortgage on Real Estate

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

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note (4) Mortgage on Real Estate (continued)

The mortgage debt on Creek Ridge Apartments is payable in monthly installments of principal and interest (8%) through May  1,  2016
(20 years); is collateralized by real property; and is subject to prepayment penalties.

Aggregate principal payments due on the mortgage debt are as follows:

     1998                       $   28,777
     1999                           31,165
     2000                           33,752
     2001                           36,554
     2002                           39,588
     Thereafter                    989,043
                                $1,158,879

Management  estimates that the fair value of  the  mortgage  debt
approximates   carrying  value  based  upon   the   Partnership's
effective borrowing rate for issuance of debt with similar terms and remaining maturities.

Note (5) Commitments and Contingencies

In November 1994, the Partnership received an unfavorable ruling related to litigation surrounding a fire at Creek Ridge Apartments. As of December 31, 1996, the remaining settlement amount totaled $50,000 and was accrued. The Partnership also accrued an additional $120,000 for separate pending litigation of the same nature. These amounts were covered by the Partnership's insurance carrier and, accordingly, an insurance receivable for these amounts was recorded at December 31, 1996. All claims were settled by the insurance carrier in January 1997.

Note (6) Related Party Transactions

The  Partnership  incurred  $11,289,  $10,538,  and  $10,844   in
partnership  management  fees  for  services  provided   by   the
Corporate General Partner for 1997, 1996 and 1995, respectively.

Effective January 1, 1996, the Corporate General Partner engaged LEDIC Management Group, Inc. (not affiliated with the Corporate General Partner) as subagent for the property (site) management of the Partnership's properties. Prior to this date, Edgemark Management Corporation (EMC), an affiliate of the Corporate General Partner, provided property (site) and project management services. EMC continues to provide project management services.

EMC earned project management fees in the amount of $12,755 and $10,671 in 1997 and 1996, respectively. EMC earned project and property (site) management fees in the amount of $54,221 from the Partnership in 1995, and administrative services fees (for tax services)in the amount of $4,000 in 1995. EMC also received a loan brokerage fee of $12,000 in 1996.

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



March 5, 1998     By: Rand E. McNeal
                  Rand E. McNeal, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 5, 1998     By:  Craig D. Caldwell
                  Craig D. Caldwell, Director of PWPC


March 5, 1998     By:  Rand E. McNeal
                  Rand E. McNeal, President and CEO

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