Form 10-Q
period 1998-03-31
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1998-05-13
CIK 799320

                               FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998

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

      Title of Each Class                  Number of Units
UNITS OF LIMITED PARTNERSHIP              At March 31, 1998
INTEREST:  $250.00 PER UNIT                      22,309

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)




                              INDEX

                                                      Page
Number
PART I   FINANCIAL INFORMATION

Item 1.  The Partnership's Financial Statements

         Balance Sheets as of March 31, 1998 and           3
         December 31, 1997

         Statements of Income for the three months         4
         ended March 31, 1998 and 1997

         Statements of Changes in Partners'                5
         Capital for the period December 31, 1996
         to March 31, 1998

         Statements of Cash Flows for the three            6-7
         months ended March 31, 1998 and 1997

         Notes to Financial Statements                     8-9

Item 2.  Management's Discussion and Analysis of          10-11
         Financial Condition and Results of Operations

PART II  OTHER INFORMATION                                11

         SIGNATURES                                       12

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                         BALANCE SHEETS


                                       March 31,     December 31,
                                         1998            1997
                                      (unaudited)
Assets

Investments in real estate:
   Land                                $   680,000  $   680,000
   Buildings and furnishings,
   net of accumulated depreciation
   of $1,771,492 and $1,726,567          4,083,891    4,128,816
                                         4,763,891    4,808,816

Cash                                       220,990      210,094
Marketable debt securities                 175,000      175,000
Other assets                               120,501      110,337
                                       $ 5,280,382   $5,304,247


Liabilities and Partners' Capital

Liabilities:

Accounts payable and
  accrued expenses                     $    96,087   $   93,122
Tenant security deposits                    32,899       34,975
Mortgage on real estate                  1,151,898    1,158,879
   Total liabilities                     1,280,884    1,286,976

Partners' Capital:

General partner                             34,726       33,415
Limited partners                         3,964,772    3,983,856
   Total partners' capital               3,999,498    4,017,271
                                       $ 5,280,382   $5,304,247










See Notes to Financial Statements.

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                      STATEMENTS OF INCOME


                                  Three Months Ended March 31,
                                     1998            1997
                                  (unaudited)    (unaudited)

Revenues:

Rental income                     $  285,373     $   286,921
Interest                               5,816           2,384
                                     291,189         289,305

Expenses:

Operating                            178,785         176,687
General and administrative             6,428           8,049
Depreciation and amortization         45,618          47,235
Interest                              23,131          23,667
                                     253,962         255,638

Net income                        $   37,227      $   33,667


Net income allocable to:

General partner                   $    1,861      $    1,683

Limited partners                  $   35,366      $   31,984

Earnings per limited
   partnership unit (based on
   an average 22,309 limited
   partnership units each period):

Net income                        $     1.58      $     1.43











See Notes to Financial Statements.

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     FOR THE PERIOD FROM DECEMBER 31, 1996 TO MARCH 31, 1998


                                    Limited      General
                                    Partners     Partner   Combined

Balance at December 31, 1996      $ 4,043,332   $ 28,124   $4,071,456

Distributions ($8.88 per avg
    limited partnership unit)        (198,001)    (2,000)    (200,001)

Net income                            138,525      7,291      145,816

Balance at December 31, 1997        3,983,856     33,415    4,017,271

Distributions ($2.44 per avg
    limited partnership unit)         (54,450)      (550)     (55,000)

Net income                             35,366      1,861       37,227

Balance at March 31, 1998
    (unaudited)                   $ 3,964,772   $ 34,726   $3,999,498
























See Notes to Financial Statements.

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                    STATEMENTS OF CASH FLOWS


                                     Three Months Ended March 31,
                                            1998          1997
                                        (unaudited)    (unaudited)

Operating activities:
 Net income                              $  37,227       $ 33,667
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortization            45,618         47,235
   Changes in assets and
    liabilities:
     Insurance receivable                        -        170,000
     Other assets                          (10,857)       (13,789)
     Accounts payable and
       accrued expenses                      2,965         20,654
     Tenant security deposits               (2,076)        (2,209)
     Accrued litigation reserve                  -       (170,000)
      Total adjustments                     35,650         51,891

      Net cash provided by
        operating activities                72,877         85,558

Investing activities:
 Capital additions                               -         (6,297)
 Maturity of debt securities                     -        168,798

      Net cash provided by
        investing activities                     -        162,501








                    (continued on next page)

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


              STATEMENTS OF CASH FLOWS -- continued


                                        Three Months Ended March 31,
                                            1998            1997
                                         (unaudited)    (unaudited)

Financing activities:
 Principal payments on mortgage             (6,981)       (6,445)
 Distributions to partners                 (55,000)      (50,000)

     Net cash used in financing
      activities                           (61,981)      (56,445)

Net increase                                10,896       191,614

Cash:
   Beginning of period                     210,094       170,920

   End of period                        $  220,990      $362,534


Supplemental disclosures
   of cash flow information:

Cash paid during the period for
  interest                              $   23,131      $ 23,667




















See Notes to Financial Statements.

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                  NOTES TO FINANCIAL STATEMENTS


Note (1) - Partnership Organization and Operations

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

Note (2) - Basis of Presentation

The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. These financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

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

As of March 31, 1998, 90% of the Partnership's total assets were invested in the Partnership's real estate portfolio which consisted of Creek Ridge Apartments and Pleasant Terrace Apartments located in Knoxville, Tennessee, and Foxwood Apartments located in Augusta, Georgia.


Results of Operations

The Partnership produced gross rental income of $285,373 during the three months ended March 31, 1998 compared to gross rental income of $286,921 during the same period of 1997. Related operating and general and administrative expenses were $185,213 and $184,736 for the three months ended March 31, 1998 and 1997, respectively. Net rental income decreased to $100,160 for the three months ended March 31, 1998 from $102,185 for the same period in 1997.

Depreciation and amortization was $45,618 for the three months ended March 31, 1998 compared to $47,235 for the same period in 1997. Interest expense decreased to $23,131 for the three months ended March 31, 1998 from $23,667 for the same period in 1997.

The Partnership's properties maintained stable occupancy during the first three months ended March 31, 1998 at a rate of 91%.

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

Net income and cash flows provided by operations for the three months ended March 31, 1998 were $37,227 and $72,877, respectively, compared with net income of $33,667 and operating cash flow of $85,558 during the same period in 1997.

Liquidity and Capital Resources

The Partnership is invested in a government security at March 31, 1998, which matures in July, 1998. Cash is invested at money market rates. These resources are considered adequate by management to fund the Partnership's activities including capital improvements scheduled for the Partnership's properties.


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

               Pioneer Western Properties Income Fund
               Limited Partnership,
               a Florida limited partnership (Registrant)

               By: Pioneer Western Properties Corporation
                   ("PWPC"), its Corporate General Partner


                    _____________________________________
May 2, 1998         By: Rand E. McNeal
                        Rand E. McNeal, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                    _______________________________________
May 2, 1998         By: Craig D. Caldwell
                        Craig D. Caldwell, Director of PWPC



                    ________________________________________
May 2, 1998         By: Rand E. McNeal
                        Rand E. McNeal, Principal Executive Officer