Form 10-Q
period 1998-06-30
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1998-08-14
CIK 799320

                              FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 1998

                                  OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to _______.

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

      Title of Each Class                  Number of Units
UNITS OF LIMITED PARTNERSHIP              At June 30, 1998
INTEREST:  $250.00 PER UNIT                      22,309

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)




                              INDEX

                                                  Page
Number
PART I  FINANCIAL INFORMATION

Item 1. The Partnership's Financial Statements

        Balance Sheets as of June 30, 1998 and
        December 31, 1997                             3

        Statements of Income for the six months
        ended June 30, 1998 and 1997                  4

        Statements of Loss for the three months
        ended June 30, 1998 and 1997                  5

        Statements of Changes in Partners'
        Capital for the period December 31, 1996
        to June 30, 1998                              6

        Statements of Cash Flows for the six
        months ended June 30, 1998 and 1997           7-8

        Notes to Financial Statements                 9-11

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations12-13

PART II OTHER INFORMATION                               13

        SIGNATURES                                      14

PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

                         BALANCE SHEETS


                                       June 30,   December 31,
                                         1998        1997
                                     (unaudited)
Assets

Investments in real estate:
   Land                              $   680,000       $680,000
   Buildings and furnishings,
   net of accumulated depreciation
   of $1,816,417 and $1,726,567        4,038,966      4,128,816
                                       4,718,966      4,808,816

Cash and cash equivalents                195,635        210,094
Marketable debt security                 175,000        175,000
Other assets                             100,676        110,337
                                     $ 5,190,277     $5,304,247


Liabilities and Partners' Capital

Liabilities:

Accounts payable and
  accrued expenses                   $    76,572       $ 93,122
Tenant security deposits                  36,484         34,975
Mortgage on real estate                1,144,793      1,158,879
   Total liabilities                   1,257,849      1,286,976

Partners' Capital:

General partner                           33,573         33,415
Limited partners                       3,898,855      3,983,856
   Total partners' capital             3,932,428      4,017,271
                                     $ 5,190,277     $5,304,247












See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

                      STATEMENTS OF INCOME


                                     Six Months Ended June 30,
                                     1998             1997
                                  (unaudited)      (unaudited)

Revenues:

Rental income                     $  569,934         $570,165
Interest and other                     6,582            4,668
                                     576,516          574,833

Expenses:

Operating                            383,903          359,556
General and administrative            30,082           36,208
Depreciation and amortization         91,236          106,410
Interest                              46,138           47,204
                                     551,359          549,378

Net income                        $   25,157          $25,455


Net income allocable to:

General partner                   $    1,258           $1,273

Limited partners                      23,899           24,182

Earnings per limited
   partnership unit (based on
   an average 22,309 limited
   partnership units each period):

Net income                        $     1.07            $1.08













See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

                      STATEMENTS OF LOSS


                                     Three Months Ended June 30,
                                       1998             1997
                                   (unaudited)      (unaudited)

Revenues:

Rental income                      $  284,561         $ 283,244
Interest and other                        766             2,284
                                      285,327           285,528

Expenses:

Operating                             205,118           182,867
General and administrative             23,654            28,161
Depreciation and amortization          45,618            59,175
Interest                               23,007            23,537
                                      297,397           293,740

Net loss                           $  (12,070)         $ (8,212)


Net loss allocable to:

General partner                    $     (604)          $  (411)

Limited partners                      (11,466)           (7,801)

Loss per limited partnership
 unit (based on an average
 22,309 limited partnership
 units each period):

Net loss                           $     (.51)         $   (.35)













See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     FOR THE PERIOD FROM DECEMBER 31, 1996 TO JUNE 30, 1998


                                    Limited      General
                                    Partners     Partner   Combined

Balance at December 31, 1996       $4,043,332   $ 28,124  $4,071,456

Distributions ($8.88 per avg
    limited partnership unit)        (198,001)    (2,000)   (200,001)

Net income                            138,525      7,291     145,816

Balance at December 31, 1997        3,983,856     33,415   4,017,271

Distributions ($4.88 per avg
    limited partnership unit)        (108,900)    (1,100)   (110,000)

Net income                             23,899      1,258      25,157

Balance at June 30, 1998
    (unaudited)                   $ 3,898,855   $ 33,573  $3,932,428


























See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

                    STATEMENTS OF CASH FLOWS


                                        Six Months Ended June 30,
                                            1998        1997
                                         (unaudited) (unaudited)

Operating activities:
 Net income                              $  25,157     $ 25,455
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Depreciation and amortization               91,236      106,410
   Changes in assets and
    liabilities:
     Insurance receivable                        -      170,000
     Other assets                            9,661      (29,452)
     Accounts payable and
       accrued expenses                    (16,550)      45,419
     Tenant security deposits                  123         (348)
     Accrued litigation reserve                  -     (170,000)
      Total adjustments                     84,470      122,029

      Net cash provided by
        operating activities               109,627      147,484

Investing activities:
 Capital additions                               -      (15,577)
 Maturity of debt securities                     -      168,798
 Purchase of debt securities                     -            -

      Net cash provided by
        investing activities                     -      153,221








                    (continued on next page)

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)

              STATEMENTS OF CASH FLOWS -- continued


                                        Six Months Ended June 30,
                                            1998         1997
                                         (unaudited)  (unaudited)

Financing activities:
 Principal payments on mortgages           (14,086)     (13,020)
 Distributions to partners                (110,000)    (100,000)

     Net cash used in financing
      activities                          (124,086)    (113,020)

Net increase(decrease)in cash
   and cash equivalents                    (14,459)     187,685

Cash and cash equivalents:
   Beginning of period                     210,094      170,920

   End of period                        $  195,635    $ 358,605


Supplemental disclosures
   of cash flow information:

   Cash paid during the period
     for interest                       $   47,313    $  42,204





















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

As of June 30, 1998, 91% of the Partnership's total assets were invested in the Partnership's real estate portfolio which consisted of Creek Ridge Apartments and Pleasant Terrace Apartments located in Knoxville, Tennessee, and Foxwood Apartments located in Augusta, Georgia.


Results of Operations

The Partnership produced gross rental income of $284,561 during the three months ended June 30, 1998 compared to gross rental income of $283,244 during the same period of 1997. Related operating and general and administrative expenses were $228,772 and $211,028 for the three months ended June 30, 1998 and 1997, respectively. Net rental income decreased to $55,789 for the three months ended June 30, 1998 from $72,216 for the same period in 1997 due to an increase in interior and exterior repairs.

Depreciation and amortization was $45,618 for the three months ended June 30, 1998 compared to $59,175 for the same period in 1997. Interest expense decreased to $23,007 for the three months ended June 30, 1998 from $23,537 for the same period in 1997.

The Partnership's properties maintained stable occupancy during the first six months ended June 30, 1998 at a rate of 91%.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

Net income and cash flows provided by operations for the six months ended June 30, 1998 were $25,157 and $109,627, respectively, compared with net income of $25,455 and operating cash flow of $147,484 during the same period in 1997.

Liquidity and Capital Resources

The Partnership is invested in a government security at June 30, 1998, which matures in July, 1998. Cash is invested at money market rates. These resources are considered adequate by management to fund the Partnership's activities including capital improvements scheduled for the Partnership's properties.

Year 2000

Management has no information that indicates key vendors, service providers, or customers (tenants) may be unable to sell to, provide service to, or pay rent because of year
2000 compliance problems.

The  Partnership's  property manager is assessing  its  year
2000 compliance issues, however, it is believed that there is only minimal effect on its mission critical systems.


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

               Pioneer Western Properties Income Fund
               Limited Partnership,
               a Florida limited partnership (Registrant)

               By: Pioneer Western Properties Corporation
                   ("PWPC"), its Corporate General Partner


                  _____________________________________
August 14, 1998   By: Rand E. McNeal
                      Rand E. McNeal, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  _______________________________________
August 14, 1998   By: Craig D. Caldwell
                      Craig D. Caldwell, Director of PWPC


                  ________________________________________
August 14, 1998   By: Rand E. McNeal
                      Rand E. McNeal, Principal Executive
                      Officer