Form 10-Q
period 1998-09-30
PIONEER WESTERN PROPERTIES INCOME FUND LTD PARTNERSHIP
filed 1998-11-13
CIK 799320

                               FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 1998
                                  OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________.

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

There   is  no  market  for  the  registrant's  securities   and,
therefore,  aggregate   market value  of  the  holdings  of  non-
affiliates  cannot  be determined.
                                          Number of Units
     Title of Each Class                 At September 30, 1998
UNITS OF LIMITED PARTNERSHIP                      22,309
INTEREST:  $250.00 PER UNIT

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)




                              INDEX

                                                      Page Number
PART I   FINANCIAL INFORMATION

Item 1.   The Partnership's Financial Statements

          Balance Sheets as of September 30, 1998 and       3
          December 31, 1997

          Statements of Income for the nine months          4
          ended September 30, 1998 and 1997

          Statements of Income for the three months         5
          ended September 30, 1998 and 1997

          Statements of Changes in Partners'                6
          Capital for the period December 31, 1996
          to September 30, 1998

          Statements of Cash Flows for the nine            7-8
          months ended September 30, 1998 and 1997

          Notes to Financial Statements                    9-11

Item 2.   Management's Discussion and Analysis of         12-13
          Financial Condition and Results of Operations

PART II OTHER INFORMATION                                   13

          Signatures                                        14

     PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                   (A Florida Limited Partnership)


                         BALANCE SHEETS


                                   September 30, December 31,
                                      1998           1997
                                   (unaudited)
Assets

Investments in real estate:
   Land                             $  680,000    $  680,000
   Buildings and furnishings,
   net of accumulated depreciation
   of $1,861,342 and $1,726,567      3,994,041     4,128,816
                                     4,674,041     4,808,816

Cash                                   168,843       210,094
Marketable debt securities             198,140       175,000
Other assets                           113,430       110,337
                                    $5,154,454    $5,304,247


Liabilities and Partners' Capital

Liabilities:

Accounts payable and
  accrued expenses                  $   71,037    $   93,122
Tenant security deposits                36,359        34,975
Mortgage on real estate              1,137,258     1,158,879
   Total liabilities                 1,244,654     1,286,976

Partners' Capital:

General partner                         34,641        33,415
Limited partners                     3,875,159     3,983,856
   Total partners' capital           3,909,800     4,017,271
                                    $5,154,454    $5,304,247










See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                      STATEMENTS OF INCOME


                               Nine Months Ended September 30,
                                      1998           1997
                                   (unaudited)    (unaudited)

Revenues:

Rental income                       $867,014        $845,333
Interest                              15,028           8,048
                                     882,042         853,381

Expenses:

Operating                            579,416         519,525
General and administrative            41,337          50,715
Depreciation                         134,775         145,555
Interest                              68,985          70,607
                                     824,513         786,402

    Net income                      $ 57,529        $ 66,979

Net income allocable to:

General partner                     $  2,876        $  3,347

Limited partners                    $ 54,653        $ 63,630

Earnings per limited partnership
   unit (based on an average
   22,309 limited partnership
   units each period):

Net income                          $   2.45        $   2.85












See Notes to Financial Statements.

       PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                       STATEMENTS OF INCOME


                              Three Months Ended September 30,
                                    1998                1997
                                 (unaudited)      (unaudited)

Revenues:

Rental income                      $297,080         $275,168
Interest                              8,446            3,380
                                    305,526          278,548

Expenses:

Operating                           195,513          159,969
General and administrative            9,177           14,507
Depreciation                         45,617           39,145
Interest                             22,847           23,403
                                    273,154          237,024

   Net income                      $ 32,372         $ 41,524

Net income allocable to:

General partner                    $  1,619         $  2,076

Limited partners                   $ 30,753         $ 39,448

Earnings per limited partnership
   unit (based on an average
   22,309 limited partnership
   units each period):

Net income                         $   1.38         $   1.77












See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     FOR THE PERIOD FROM DECEMBER 31, 1996 TO September 30, 1998


                               Limited    General
                               Partners   Partner   Combined

Balance at December 31, 1996  $4,043,332 $  28,124 $4,071,456

Distributions ($8.88 per avg
    limited partnership unit) (  198,001)(   2,000)(  200,001)

Net income                       138,525     7,291    145,816

Balance at December 31, 1997   3,983,856    33,415  4,017,271

Distributions ($7.32 per avg
   limited partnership unit)  (  163,350)(   1,650)(  165,000)

Net income                        54,653     2,876     57,529

Balance at September 30, 1998
   (unaudited)                $3,875,159 $  34,641 $3,909,800
























See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                    STATEMENTS OF CASH FLOWS


                                Nine Months Ended September 30,
                                    1998             1997
                                 (unaudited)      (unaudited)

Operating activities:
 Net income                        $  57,529       $  66,979
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation                      134,775         145,555
   Amortization of loan costs          2,078           3,696
   Changes in assets and
    liabilities:
     Insurance receivable                  -         170,000
     Other assets                     (3,093)        (42,820)
     Accounts payable and
       accrued expenses              (22,085)         64,514
     Tenant security deposits          1,384            (181)
     Accrued litigation reserve            -        (170,000)
      Total adjustments              113,059         170,764

      Net cash provided by
        operating activities         170,588         237,743

Investing activities:
 Capital additions                         -         (24,034)
 Purchase of debt securities        (200,218)       (175,000)
 Maturity of debt securities         175,000         168,798

     Net cash used in
        investing activities         (25,218)        (30,236)

Financing activities:
 Principal payments on mortgages     (21,621)        (19,729)
 Distributions to partners          (165,000)       (150,000)

     Net cash used in financing
      activities                    (186,621)       (169,729)






                    (continued on next page)

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


              STATEMENTS OF CASH FLOWS -- continued


                               Nine Months Ended September 30,
                                    1998             1997
                                 (unaudited)      (unaudited)


Net decrease in cash                 (41,251)       (37,778)

Cash:
   Beginning of period               210,094        170,920

   End of period                   $ 168,843     $  208,698

Supplemental disclosures of cash flow information:
  Cash paid during the period
     for interest                  $  69,305     $   70,421





























See Notes to Financial Statements.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


                  NOTES TO FINANCIAL STATEMENTS


Note 1 - Partnership Organization and Operations

Pioneer Western Properties Income Fund Limited Partnership (the Partnership), a Florida limited partnership, was formed in August, 1986. On December 30, 1986, the Securities and Exchange Commission declared the Partnership's registration statement, which contemplated the sale of $10 million in limited partner interest, to be effective. In April, 1987 the Partnership reached the minimum of 6,000 units sold and commenced its operations. The offering period ended in October, 1988 with 22,309 units sold and proceeds of $5,567,250.

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

As of September 30, 1998, 91% of the Partnership's total assets were invested in the Partnership's real estate portfolio which consisted of Creek Ridge Apartments and Pleasant Terrace
Apartments located in Knoxville, Tennessee, and Foxwood Apartments located in Augusta, Georgia.


Results of Operations

Comparison of the Three Months Ended September 30, 1998  to  1997
and Nine Months Ended September 30, 1998 to 1997

The occupancy rates of the properties during the 3 and 9 months ended September 30, 1998 compared to 1997 were as follows:

                                 3 Months          9 Months
                               1998    1997      1998    1997

    Foxwood                    95.8%   96.2%     94.7%   96.2%
    Creek Ridge                97.8%   93.7%     94.2%   93.2%
    Pleasant Terrace           94.8%   86.9%     91.3%   88.2%

Market  rents during the 3 and 9 months ended September 30,  1998 were level with those for the same periods in 1997.

Operating  expenses  increased during the 3 and  9  months  ended
September 30, 1998 compared to 1997 due to maintenance/repair and replacement costs.

   PIONEER WESTERN PROPERTIES INCOME FUND LIMITED PARTNERSHIP
                 (A Florida Limited Partnership)


Item 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS -- CONTINUED


Liquidity and Capital Resources

Excess funds are invested in a government security which matures in December 1998. Cash is invested at money market rates. Such funds are considered adequate by management for the Partnership's activities including capital improvements.

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

               Pioneer Western Properties Income Fund
               Limited Partnership,
               a Florida limited partnership (Registrant)

               By: Pioneer Western Properties Corporation
                   ("PWPC"), its Corporate General Partner



November 16, 1998 By: Rand E. McNeal___________________
                      Rand E. McNeal, President and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


November 16, 1998 By: Craig D. Caldwell__________________
                      Craig D. Caldwell, Director of PWPC


November 16, 1998 By: Rand E. McNeal_____________________________
                      Rand E. McNeal, Principal Executive Officer